Form 10KSB
period 2001-12-31
OWNERTEL INC
filed 2002-04-15
CIK 1144546

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 333-66360

OWNERTEL, INC.
(Name of Small Business Issuer in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2634747 (I.R.S. Employer Identification No.)
2870 Peachtree Rd., #176, Atlanta, Georgia (Address of Principal Executive Offices)	30305 (Zip Code)

(404) 237-8605
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year. None

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the offering price of $0.75, as of a March 31, 2002 was $2,227,585. The Company has no trading market.

        The number of shares of the Registrant's Common Stock outstanding as of March 31, 2002 was 18,057,113.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

Item 1. Description of Business.

Forward-Looking Statements

        From time to time, we include some forward-looking statements that involve substantial risks and uncertainties and other factors which may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

        You should not place undue reliance on these forward-looking statements. The sections captioned "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Plan of Operations," as well as any cautionary language, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

        In this Report, "Company," "OwnerTel," "we," "us," "our," and "ours" refer to OwnerTel, Inc.

Background

        OwnerTel was formed on July 2, 2001 under the laws of the State of Georgia. OwnerTel to date has conducted no business other than organizational matters, including negotiations with additional prospective executive officers and employees and entering into three agreements with TransNet. Before we start operations, we intend to hire and train staff, purchase or lease and install equipment necessary to transact business, establish correspondent banking relationships and make other arrangements for necessary services.

Initial Public Offering

        On March 28, 2002, OwnerTel closed its Initial Public Offering in which it raised gross proceeds of $303,835 by selling 405,113 shares of its common stock at $0.75 per share to 4 investors, most of whom resided in Georgia. Net proceeds to OwnerTel, after offering costs were approximately $183,835.

Business Strategy

  General Strategy

        OwnerTel will initially be a marketer for resellers of local and long distance telephone and internet service. In September 2001, we entered into a marketing agreement with TransNet, to sell local and long distance telephone and internet services on behalf of TransNet for commission based compensation.

        Ultimately, we intend to become our own reseller of local and long distance telephone and internet service. In order to become a reseller, OwnerTel must acquire public service commission certifications in all states in which we desire to become a reseller, and in order to advance this process, we have entered into an Option and Services Agreement with TransNet. Under the terms of the Option and Services Agreement, we have a one-year option to acquire TransNet's public service commission certifications and long distance telephone customer base, in whole or in part, and TransNet has agreed to provide us with customer service and billing and collection services for any customers that we acquire. In those states in which we are unable to acquire TransNet's public service commission certifications due to regulatory constraints, we intend to apply for the public service commission certifications on our own.

        Our long-term strategy is to achieve continued growth and profitability by focusing our marketing efforts on residential customers and small- to mid-sized businesses, by reducing our overall cost of delivering local and long distance telecommunications and internet services, by providing back office support for other resellers, and by developing additional reseller and provider relationships and products to expand our target market and product mix while improving profit margin. We also intend to develop a network of independent sales agents, which we believe is the most cost-effective method to acquire customer accounts.

  Acquisitions

        There are numerous small to mid-size, long-distance companies operating throughout the United States. Although we presently have no understanding, arrangement or agreement to make any other acquisitions, in management's opinion, we believe that many existing resellers are willing to be acquired due to the lack of sufficient revenue vis-à-vis their current operating expenses. We believe we have the ability to maximize the potential of these acquisitions through increased operating efficiency without significant increase in overhead by eliminating duplicate overhead and enhancing the use of software and switch-less resellers of long distance.

Recent Developments

        In September 2001, OwnerTel entered into three agreements with TransNet. These agreements include: (1) an Assignment and Assumption Agreement, (2) a Marketing Services Agreement, and (3) an Option and Services Agreement. TransNet Connect, Inc. is a Florida corporation formed in February 1999, with headquarters and central operations in Tampa, Florida. TransNet is licensed nationwide as a long distance carrier and currently operates as a non-facilities-based carrier that routes its customers' calls over a transmission network consisting of dedicated long distance lines secured by TransNet from a variety of other carriers. TransNet uses independent sales agents, a wholly owned multi-level marketing subsidiary and its relationship with other resellers to sell its services.

        In addition, in September 2001, OwnerTel entered into an Independent Sales Representative Agreement with Plenitude, a Nevada network marketing company that specializes in nutritional products.

  Assignment and Assumption Agreement

        Under the terms of our Assignment and Assumption Agreement with TransNet, TransNet has assigned to us its agreements with sixty-one of its existing independent sales agents in exchange for a one-year warrant to purchase 500,000 shares of our common stock at $1.50 per share.

  Marketing Services Agreement

        Under the terms of our Marketing Services Agreement with TransNet, TransNet has engaged us to market local and long distance telephone and internet services on behalf of TransNet in exchange for commission payments of up to 50% of the revenue received by TransNet for the services sold by us for a period of one year. The level of commission varies depending on the type of services sold. The Agreement is automatically renewable for successive one-year terms unless either party shall give the other party written notice of non-renewal at least ninety days prior to the end of the term. During the term of the Agreement, we have agreed to include TransNet's current long distance telephone customer base, and all new long distance telephone customers of TransNet, in OwnerTel's Promotional Stock Program. We have further agreed to apply our Promotional Stock Program retroactively to TransNet's customers for purposes of determining the number of shares they will receive under the Promotional Stock Program. As of December 31, 2001, we have qualified to offer our Promotional Stock Program to TransNet's customers residing in the state of Georgia.

  Option and Services Agreement

        Under the terms of our Option and Services Agreement with TransNet, TransNet has provided us with a one-year option to purchase TransNet's public service commission certifications and long distance telephone customer base, in whole or in part. In addition, in exchange for a fee of $1.00 per customer during each month that such customer has a usage related charge, TransNet will provide us with customer service and billing and collection services for each long distance telephone customer that we acquire from TransNet pursuant to the option, or on its own, for a period of two years. TransNet will continue to provide customer service and billing and collection services for additional one-year terms unless either party provides written notice to the other party otherwise at least ninety days prior to the expiration of the current term. As of December 31, 2001, we have not exercised our option to purchase any of TransNet's public service commission certifications or long distance telephone customer base.

  Independent Sales Representative Agreement

        Under the terms of our Independent Sales Representative Agreement with Plenitude, Plenitude has agreed to offer OwnerTel's telecommunications services to its approximately 20,000 distributors, in exchange for either a commission or per account fee based on the type of service sold. The agreement is for an initial term of one year and will renew automatically for additional one-year terms unless either party cancels the agreement at least thirty days prior to the expiration of the current term. It is anticipated that Plenitude's distributors will in turn offer our telecommunications services to their customers, and that Plenitude will pay its distributors a reduced commission rate for any sales that they make.

Products and Services

        OwnerTel will initially provide marketing services to TransNet, which has an agreement with Transpoint Communications, Inc. to resell local and long distance telephone and internet service. Transpoint is a telecommunications company that provides local, long distance and internet telecommunication services via advantageous resale agreements with major carriers. TransNet's agreement with Transpoint is for a term of three (3) years, and is automatically renewable for additional one-year terms unless either party cancels the agreement by sending written notice of its intent to cancel, effective on the final day of the Agreement at least thirty days prior to the expiration of the current term. The current term expires on August 31, 2004.

        During the term of our Marketing Agreement with TransNet, we intend to pursue becoming a reseller of long distance telephone service. In order to do this, we have entered into an Option and Services Agreement with TransNet whereby we have the option to acquire TransNet's public service commission certifications and long distance telephone customer base, in whole or in part. During this one-year option period, we intend to evaluate which public service commission certifications and long distance telephone customers make the most sense to acquire from TransNet based on financial considerations and regulatory constraints. In those states where we believe that reselling long distance telephone services would be profitable, but we are unable to acquire public service commission certifications from TransNet due to regulatory constraints, we intend to apply for our own public service commission certifications. Under these circumstances, we expect to acquire only the long distance telephone customers from TransNet.

        We may also continue to be a marketer of local telephone and internet service and will seek an agreement with another reseller, to market such services on or before the expiration of our contract with TransNet.

        In the future, we also intend to offer additional communications products and services, which may include, among others, international wholesale and retail long distance service, paging, wireless cable, home security monitoring and communication and cellular phone service.

Competition

        The United States telecommunications industry is highly competitive, rapidly evolving, and significantly influenced by the marketing and pricing decisions of the larger industry participants. Whether we remain a marketer for reseller's services, or become our own reseller, we expect to compete for customers with a number of well-established providers, as well as many other providers with less significant market share.

        Our competitors may reduce rates or offer incentives to our existing and potential customers. For example, several domestic long distance carriers have introduced pricing strategies that provide for fixed, low rates for domestic calls. Because we believe that to maintain our competitive position we must be able to reduce our prices to meet reductions in rates by others, our business could be adversely affected by such reductions. Some carriers are expanding their capacity and network facilities. We may see more downward price pressure if industry expansion results in capacity which exceeds overall demand. We cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices.

Regulation

        Initially, we will act as a marketer for TransNet's local and long distance telephone and internet services. However, we intend to obtain the necessary public service commission certifications to become a reseller of local and long distance telephone and internet services, either pursuant to the Option and Services Agreement that we have entered into with TransNet, or on our own. If and when we become a reseller of such services, we will be subject to state and federal statutes and rules regulating the telecommunications industry. These regulations vary from state to state and consist of such items as:

  •
  approval procedures for resale agreements;

  •
  certification or licensing procedures and requirements;

  •
  tariff requirements;

  •
  reporting requirements; and

  •
  requirements in connection with customer billing, suspension and disconnection.

Employees

        As of the date of this prospectus, we have two full time employees. We also have agreements with sixty-one independent sales agents, whom we have acquired from TransNet, and have entered into an Independent Sales Representative Agreement with Plenitude.

RISK FACTORS

        An investment in our Common Stock is a risky investment. The following are some of the potential risks of an investment in our Common Stock and you should read them carefully before purchasing shares of our Common Stock.

GENERAL RISKS

        We are a new business with no operating history which makes it more likely that our business will fail and shareholders will lose their investment

        We are a new business with no operating history. Our business is subject to the same risks that all new businesses face. In addition, our business plan for customer recruitment and retention, which includes the ability of our customers to earn shares of our common stock, is unproven and may prove to be unsuccessful. Because as of the date of this report we have no business other than entering into various agreements with TransNet and Plenitude, you do not have access to all of the information that is available to the purchasers of securities of a company with a history of operations, including but not limited to, historical financial statements. This information may be important to you in assessing your proposed investment. Our profitability will depend primarily upon our ability to earn commissions from the sale of TransNet's services, and our ability to become a reseller. Because of the substantial startup costs that must be incurred by a new company, we expect to incur significant operating losses during our initial years of operations.

        The success of our company will be dependent on our ability to retain and attract experienced and knowledgeable personnel

        We believe that our success will depend to a significant extent upon the abilities and efforts of our current management. We do not have employment agreements and do not maintain key man life insurance on either of our current management. The loss of the services of either of our current management, particularly Mr. Head, our Chairman and President, would hinder our ability to continue to implement our business plan.

        Additionally, because both members of our current management, Mr. Head and Ms. Crews, have limited experience in our industry, we intend to hire additional management with significant experience in our industry. We believe that our success will depend, in part, upon our ability to find, hire, and retain additional key management personnel with experience in our industry. The inability to find, hire, and retain such personnel could affect our ability to effectively compete, adjust and predict changes in our industry.

        Because the company is in the development stage we expect to experience initial rapid growth which will be difficult to manage

        Our strategy includes initially acting as a marketer for other resellers, and ultimately becoming a reseller of local and long distance telephone and internet services. Because we are currently in the development stage, we expect to initially experience rapid growth, which will place additional demands upon our current management and other resources and will require additional working capital, information systems, and management, operational, and other financial resources. Our growth will depend on various factors, including, among others:

  •
  the ability of management to implement our strategy,

  •
  competition,

  •
  our ability to obtain our own public service commission certifications, and

  •
  the ability of our Integrated Communications Providers to handle any growth in the amount of services we sell.

        Not all of the foregoing factors are within our control. Our ability to manage growth successfully will require us to continually enhance our operational, management, financial, and information systems and controls. If our management is unable to manage growth effectively or fund our growth, we may miss profitable opportunities and/or inefficiently allocate our resources which will effect our business, operating results, and financial condition.

RISKS RELATED TO OUR BUSINESS

        We currently are dependent on our relationship with TransNet to provide us with telecommunications services to market

        In September 2001, we entered into an agreement with TransNet to provide TransNet with marketing services. TransNet is a reseller of local and long distance telephone and internet service. At this time, we do not have agreements with any other resellers. Our marketing agreement with TransNet is for a period of one year, and is automatically renewable for successive one-year terms unless terminated by either of the parties. We cannot assure you that TransNet will not terminate the agreement or that we will be able to enter into agreements with any other resellers.

        Currently, TransNet's only contract with a provider of local and long distance telephone and internet service is with Transpoint Communications, Inc. TransNet's agreement with Transpoint is for a term of three (3) years, and is automatically renewable for additional one year terms unless either party cancels the Agreement by sending written notice of intent to cancel, effective on the final day of the Agreement, at least thirty days prior to the expiration of the current term. The current term expires on August 31, 2004. Accordingly, we are currently dependent on TransNet's relationship with Transpoint to provide us with local and long distance telephone and internet services to market. If Transpoint terminates its contract with TransNet, and TransNet does not contract with another communications provider, we would be required to seek another reseller, or become our own reseller. In such event, the cost paid for such services may exceed that expected to be paid under the TransNet contract, which could have a material adverse effect on our results of operations.

        We may become subject to numerous regulatory risks as a participant in the telecommunications reseller industry

        Initially, we will act as a marketer for TransNet's local and long distance telephone and internet services. However, we intend to obtain the necessary public service commission certifications to become a reseller of long distance telephone service, either pursuant to our Option and Services Agreement with TransNet, or on our own. If and when we become a reseller of such services, we will become subject to state and federal statutes and rules regulating the telecommunications industry. These regulations vary from state to state and consist of such items as:

  •
  approval procedures for resale agreements;

  •
  certification or licensing procedures and requirements;

  •
  tariff requirements;

  •
  reporting requirements; and

  •
  requirements in connection with customer billing, suspension and disconnection.

        As a result of becoming subject to statutes and rules regulating the telecommunications industry, we expect to have increased compliance and regulatory expenses.

        We may not be able to obtain all of the Public Service Commission Certifications and Customer Base that we desire from TransNet

        In September 2001 we entered into an Option Agreement to purchase the public service commission certifications and long distance telephone customer base of TransNet. The regulations concerning the transfer of public service commission certifications vary from state to state and we may not be able to acquire from TransNet all of the public service commission certifications that we need to become a reseller of local and long distance telephone and internet service in the states in which we wish to resell such services. If we are unable to exercise our option to purchase public service commission certifications from TransNet in any state in which we desire to become a reseller, we will need to apply for such public service commission certifications on our own, or we will be unable to have any of our own customers in those states. Any delay in obtaining public service commission certifications in any states in which we desire to become a reseller will delay our ability to acquire TransNet's customer base in such states, recruit our own customers in such states, and generate the increased revenue we expect to receive as a reseller for such services as opposed to a marketer for resellers.

        We face significant competition that may adversely affect our ability to attract and retain customers and maintain our expected pricing structure

        The United States telecommunications industry is highly competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants. Whether we market TransNet's services, or becomes our own reseller, we expect to compete for customers with a number of well-established providers, as well as many other providers with less significant market share. Many of our competitors:

  •
  are significantly larger than us;

  •
  have substantially greater financial, technical, and marketing resources;

  •
  offer a broader portfolio of services than we do;

  •
  have long-standing relationships with many of our target customers; and

  •
  have greater name recognition and brand loyalty.

        In this competitive environment our competitors may reduce rates or offer incentives to our existing and potential customers. For example, several domestic long distance carriers have introduced pricing strategies which provide for fixed, low rates for domestic calls. We believe that to maintain our competitive position we must be able to reduce our prices to meet reductions in rates by others, and cannot predict to what extent we may need to reduce our prices or whether we will be able to sustain future pricing levels if any of our competitors introduce competing services or similar services at lower prices. As a result, we cannot predict whether demand for any services we offer will exist at prices that enable us to continue to attract and retain customers or achieve profitability or positive cash flow.

        The company believes that its long-term success will depend on its ability to offer additional services

        Our strategy includes offering additional communications services, which may include, among others:

  •
  international wholesale and retail long distance service,

  •
  paging,

  •
  wireless cable,

  •
  home security monitoring and communication, and

  •
  cellular phone service.

        Our ability to offer these additional services will be limited by our ability to enter into agreements with providers or resellers of such services. Because we are currently only a marketer for TransNet's services, until we receive our own regulatory approval or establish relationships with other resellers, we are currently limited by TransNet's ability or desire to offer the foregoing. Additionally, the entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than us, and increased selling and marketing expenses. There can be no assurance that we will be able to offer these services or that any services that we are able to offer will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations.

  A high level of customer attrition is characteristic of our industry

        We believe that a high level of subscriber attrition is a characteristic of the domestic residential long distance industry. Attrition is attributable to a variety of factors, including the termination of customers for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs, and the issuance of cash or other forms of incentives. Although we believe that our customer retention strategy, which includes the ability of our customers to earn our common stock, is unique to our industry, our strategy may prove to be unsuccessful. Because our revenue is based on recurring fees received from our customers, a high level of attrition could affect our results of operations by increasing costs associated with the acquisition of new customers and affecting our ability to achieve positive cash flow.

        We are dependent on third parties for our operations

        We are dependent upon third parties to:

  •
  provide local and long distance telephone and internet service to our customers;

  •
  perform customer service functions; and

  •
  collect billing information.

        We have entered into an agreement with TransNet to provide billing, collection and customer service functions for us. TransNet will need to process call detail records quickly and accurately to produce customer bills. If we are unable to bill and collect receivables from our future customers because of problems with TransNet's information systems, our cash flows could be interrupted which could materially adversely affect our business, financial condition and results of operations.

        We intend to use independent contractors to recruit our customers who are less likely than traditional employees to remain with our company

        We intend to use independent sales agents and its relationship with other resellers to sell our services. In September, 2001 we entered into an Assignment Agreement with TransNet whereby TransNet assigned its agreements with sixty-one of its independent sales agents to us. In addition, in September, 2001, we also entered into an Independent Sales Representative Agreement with Plenitude, a Nevada network marketing company, under which Plenitude will offer our services to its distributors for them to resell. We believe that significant turnover among independent sales agents from year to year is typical of direct selling. Activities of the independent sales agents in obtaining new subscribers are particularly impacted by changes in the level of independent sales agent motivation, which in turn can be positively or negatively affected by general economic conditions, modifications in the commission and training fees and in our marketing plan, and a number of intangible factors. Our ability to attract independent sales agents could be negatively affected by adverse publicity relating to OwnerTel or its services or its operations. Because of the number of factors that impact the recruiting of independent sales agents, we cannot predict when or to what extent such increases or decreases in the level of our independent sales agent retention will occur. In addition, the number of independent sales agents as a percentage of the population may reach levels that become difficult to exceed due to the finite number of persons inclined to pursue an independent direct selling business opportunity.

        Because our sales force is made up of independent contractors, we have less control over the actions of our sales force

        Because our independent sales agents will be classified as independent contractors, and not as employees of OwnerTel, we will be unable to provide them with the same level of direction and oversight as our employees. While we expect to implement policies and rules governing the conduct of our independent sales agents and intend to periodically review the sales tactics of our independent sales agents, it will be difficult to enforce such policies and rules for our independent sales agents. Violations of these policies and rules may reflect negatively on us. Long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching of subscribers' long distance carriers (also known in the industry as "slamming").

Item 2. Description of Property.

        The Company currently uses approximately 100 square feet of office space provided by its president. It is anticipated that this space will be sufficient for the initial intended business activities of OwnerTel through the start-up phase. No rent has been or will be charged by the president. The estimated cost of this office space is approximately $130.00 per month.

Item 3. Legal Proceedings.

        The Company is not currently a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

        To date, we have not been successful in obtaining any market listing or symbol for our securities. Management is presently engaged in such activities principally through a local NASD member in Boca Raton, Florida, but may consider attempting to obtain such listing with other broker/dealers should it not be successful in obtaining a market symbol and listing through its present efforts. We are not directly involved in the listing or symbol process and must defer such matters to our retained broker/dealer and market maker who makes such application directly with the NASD. We are not presently advised of any significant problems in this regard and believe that we are presently engaged in the normal administrative process to obtain a listing and symbol. Any such subsequent listing and symbol will be made a matter of public notice through the filing of an 8-K filing when and if this event occurs.

        Until such time as a market listing on the Electronic Bulletin Board and symbol have been obtained, there is not any present market in which the Company's shares may be publicly traded. It is possible that we could seek an informal listing on the inter-dealer quotations, sometimes known as "pink sheets", pending the completion of our application for Electronic Bulletin Board listing, but we have not presently made a determination to seek such interim type of listing or trading and believe that trading may best be deferred until the determination of whether we appear to be successful in its present operations.

        As of March 31, 2002, there were approximately 21 public shareholders holding about 97.1 percent of OwnerTel's common stock.

        The Company has paid no dividends on its Common Stock since its inception, and does not expect to pay any dividends for the foreseeable future.

Recent Sales of Unregistered Securities

        In July 2001, OwnerTel issued an aggregate of 15,093,000 shares of common stock for nominal consideration to the founding shareholders of the Company. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

        In July 2001, OwnerTel issued an aggregate of 1,550,000 shares to various individuals for services. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

        In July 2001, OwnerTel exchanged an aggregate of 445,000 shares with certain shareholders of TransNet. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds

        On March 28, 2002, we closed our Initial Public Offering after raising gross proceeds of $303,835 by selling 405,113 shares of our common stock at $0.75 per share. Net proceeds to us after offering costs were approximately $183,835. We intend to use these proceeds to repay debt and for general working capital purposes.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Plan of Operation

        We are currently in the startup phase of our existence. We presently have sufficient cash on hand to support our planned activities for the next year. We will transition from the startup phase of our existence to the operational phase of our existence when we have accumulated sufficient capital to do so.

Liquidity and Capital Resources

        At December 31, 2001, OwnerTel had a working capital deficit of ($138,812). We anticipate that we will continue to have a working capital deficit throughout the startup phase of operations. OwnerTel receives revenues from local and long distance and internet services provided to its own customers and from commissions under a certain marketing agreement with TransNet Connect, Inc. our operating expenses consist primarily of costs of local and long distance and internet services, salaries and wages, commissions, payroll taxes, telephone expense, office expense and other miscellaneous expenses. Salaries and wages and the related payroll taxes for OwnerTel's two employees are estimated to be approximately $150,000 per year. OwnerTel's two employees have agreed to forego their salary until such time as we have raised $250,000. Commissions are paid to agents of OwnerTel only after the cash has been received for the services sold by the agents. The other expenses of OwnerTel are estimated to be less than $30,000 per year.

        We raised net proceeds in our Initial Public Offering of approximately $183,835. These net proceeds in addition to cash flow generated from operations will be sufficient to pay all costs and expenses excluding salaries and wages and related payroll taxes through December 31, 2003. For the foreseeable future, most, if not all, of our operating expenses are believed to be variable expenses, which will increase or decrease in connection with our volume of business. These expenses include, but are not limited to, local and long distance telephone expense, office supplies and other miscellaneous expenses. We believe that our revenues less the costs of our revenues and commissions payable will be sufficient to cover our variable expenses. However, there can be no assurance that our revenue less the cost of our revenue and commissions payable will be sufficient to cover these variable expenses.

Inflation

        Management does not believe that inflation will have a material effect on operating results. Although increases in long distance and telecommunication services and other operating costs could adversely affect our operations, we believe that we will be able to modify our operating procedures or increase prices to offset increases in its operating costs.

Item 7. Financial Statements.

Independent Auditors' Report

To the Board of Directors and Stockholders
OwnerTel, Inc.
Atlanta, Georgia

        We have audited the accompanying balance sheet of OwnerTel, Inc. (a Development Stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception (July 2, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OwnerTel, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 8 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RODEFER MOSS & COMPANY, PLLC
Knoxville, Tennessee
March 11, 2002

OWNERTEL, INC.
(a Development Stage Company)

Balance Sheet

December 31, 2001

Assets
Current assets
Cash and cash equivalents	$105
Prepaid expenses	35,844

Total current assets	35,949
Goodwill	667,500

$703,449

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable	$45,000
Accounts payable	73,260
Accrued interest	19,657
Other accrued expenses	1,000

Total current liabilities	138,917

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 17,138,000 issued and outstanding	17,138
Additional paid-in capital	3,017,965
Stock subscription receivable	(2,000)
Deficit accumulated in the developmental stage	(2,468,571)

Total stockholders' equity (deficit)	564,532

Commitments and contingencies	$703,449

See accompanying notes to financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Statement of Operations

For the Period From Inception (July 2, 2001)
to December 31, 2001

Revenues	$—
Cost of revenues	—

Gross profit	—
Expenses
General and administrative	2,448,914

Operating loss	(2,448,914)
Interest expense	19,657

Net loss and comprehensive loss	$(2,468,571)

Basic and diluted earnings per share	$(0.14)

Weighted average shares outstanding	17,138,000

See accompanying notes to financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Statement of Changes in Stockholders' Equity

For the Period From Inception (July 2, 2001)
to December 31, 2001

	Common Stock
			Additional paid-in capital	Accumulated deficit	Stock subscription receivable
	Shares	Amount				Total
Balances, beginning	—	$—	$—	$—	$—	$—
Issuance of stock in formation of company, July 2, 2001	15,093,000	15,093	(13,093)	—	(2,000)	—
Services contributed in formation of company	—	—	2,323	—	—	2,323
Services contributed by stockholder	—	—	780	—	—	780
Issuance of stock in exchange for services	1,573,333	1,573	2,340,927	—	—	2,342,500
Issuance of stock in connection with acquisition	445,000	445	667,050	—	—	667,500
Issuance of stock in exchange for cash	26,667	27		—	—	20,000
Net loss and comprehensive loss	—	—	—	(2,468,571)		(2,468,571)

Balance, ending	17,138,000	$17,138	$3,017,965	$(2,468,571)	$(2,000)	$564,532

See accompanying notes to financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Statement of Cash Flows

For the Period From Inception (July 2, 2001)
to December 31, 2001

Cash from operating activities
Net loss	$(2,468,571)
Stock issued in exchange for services	2,342,500
Services contributed in formation of Company	2,323
Services contributed by stockholder	780
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in prepaid expenses	(35,844)
Increase in accounts payable	73,260
Increase in accrued expenses	20,657

Net cash used in operating activities	(64,895)

Cash from financing activities
Proceeds from notes payable	45,000
Proceeds from issuance of common stock	20,000

Net cash provided by financing activities	65,000

Net increase in cash and cash equivalents	105
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$105

        In transactions not affecting cash, stock was issued in exchange for a stock subscription receivable in the amount of $2,000. In addition, stock was issued for 445,000 shares of TransNet Connect, Inc. valued at $667,500 ($1.50 per share). No income taxes or interest were paid during the period.

See accompanying notes to financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Notes to Financial Statements

December 31, 2001

(1) Summary of Significant Accounting Policies and Practices

        (a) Nature of Operations

    OwnerTel, Inc. (the "Company") was formed for the purpose of marketing wholesale long distance and local telecommunication services. Because of its lack of operating history, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.

        (b) Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Balances of cash and cash equivalents in financial institutions may at times exceed the government insured limits.

        (c) Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's customers are geographically dispersed. No customer accounts for 10% or more of the Company's sales.

    The Company conducts a screening of potential customers before extending credit and generally does not require collateral for its trade receivables.

        (d) Property and Equipment

    Property and equipment are stated at cost. Leasehold improvements are amortized straight line over the shorter of their estimated useful life or the lease term. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

        (e) Intangible Assets

    Intangible assets consist principally of licenses to conduct business in accordance with applicable federal and state regulations governing telecommunications service. These assets are being amortized using the straight-line method over five years.

        (f) Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

        (g) Advertising Costs

    Advertising costs are expensed as incurred.

        (h) Revenue Recognition

    Revenues and the related cost of revenues are recognized as the services are performed for customers of the Company. In addition, under a certain marketing agreement with TransNet Connect, Inc. ("TransNet"), the Company will receive a commission payment of up to 50% of the revenue received by TransNet for the services sold by the Company.

        (i) Income Per Share

    Statement of Financial Accounting Standards Board ("SFAS") No. 128, "Earnings Per Share" requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

        (j) Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        (k) Stock Based Compensation

    The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant.

    The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 ("APB 25") in measuring equity transactions with employees. Under APB 25, compensation cost for equity transactions with employees is recognized only to the extent the fair value of the equity instrument at the date of grant exceeds the exercise price the employee is required to pay.

        (l) Comprehensive Income (Loss)

    The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires only additional disclosures in the financial statements, it does not affect the Company's financial position or results of operations. The Company does not have any components affecting comprehensive income (loss).

(2) Acquisition

        In July 2001, the Company exchanged 445,000 shares of its common stock valued at $667,500 ($1.50 per share) for 445,000 shares of common stock in TransNet Connect, Inc. After the acquisition, the Company owns approximately 3% of the outstanding common stock of TransNet Connect, Inc. The Company shares common ownership with TransNet Connect, Inc.

(3) Notes Payable

        In October 2001, the Company borrowed $15,000. Subsequent to December 31, 2001, the note was converted into 20,000 shares of the Company's common stock.

        In November 2001, the Company borrowed $5,000 under an unsecured note payable due March 7, 2002. The note bears interest at 6 percent per annum.

        In November 2001, the Company borrowed $25,000 under an unsecured note payable due December 28, 2001. The note bears interest at 5 percent per annum.

(4) Stockholders' Equity

Common Stock

        The Company was incorporated on July 2, 2001. In connection with the incorporation, the Company issued 15,093,000 shares of its common stock to the founders of the Company in exchange for $2,000 and services valued at $2,323.

        In 2001, the Company issued 1,573,333 shares of its common stock in exchange for services performed by various consultants and recorded a charge of $2,342,500 in the period ended December 31, 2001.

Stock Option Plan

        Under the OwnerTel, Inc. 2001 Stock Option Plan (the "Plan"), 1,000,000 shares of Common Stock are reserved for issuance. There are no Options to acquire shares of Common Stock outstanding as of March 31, 2002. The purpose of the Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company's ability to attract and retain the services of such persons. Options granted under the Plan may be either: (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the Plan for all employees and consultants of the Company, or of any present or future subsidiary or parent of the Company. The Plan is administered by the Board of Directors, which may, and is expected to, delegate administrative responsibility for the Plan to the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine exercise prices applicable to the options, the eligible officers, directors, consultants or employees to whom options may be granted, the number of shares of the Company's Common Stock subject to each option and to the extent to which options may be exercisable. The Compensation Committee is empowered to interpret the Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Plan. Options granted under the Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

        Any incentive stock option that is granted under the Plan may not be granted at a price less than the fair market value of the Company's Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.) Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company's Common Stock on the date of grant, but in no event shall such exercise price be less than 55% of such fair market value.

        Each option granted under the Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient's employment with the Company, or as determined by the Compensation Committee.

(5) Fair Value of Financial Instruments

        Cash and cash equivalents, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's notes payable approximate their carrying value due to their recent origination and because interest rates and terms approximate market conditions.

(6) Commitments and Contingencies

        The Company currently uses office space provided by its president. In connection with this agreement, the Company incurs a monthly charge of $130.00.

(7) Warrants

        The Company entered into an option agreement (the "Option") whereby the Company has the right to purchase certain licenses for long-distance telecommunication service. The Option expires in one year. Under the terms of the Option, the Company issued a warrant to purchase 500,000 shares of its common stock at $1.50 per share. In addition, the Company agreed to pay a continuing fee of $1.00 per new customer per month for each state where a license will be acquired. The Company also pays a continuing fee of $1.00 per month for all existing customers transferred to the Company in connection with the acquisition of any license.

        In addition, the Company entered into a marketing agreement whereby the Company markets local and long distance telephone and internet service on behalf of TransNet. The Company receives commission payments of up to 50% of the revenue received by TransNet for the services sold by the Company for a period of one year. The level of commission varies depending on the type of services sold.

(8) Uncertainties

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of its telecommunication services. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and commence sales of its telecommunication services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(9) Subsequent Events

        In January 2002, the Company issued 20,000 shares of its common stock in payment of a $15,000 note payable.

        Subsequent to the balance sheet date, the Company issued 355,113 shares of its common stock in connection with its initial public offering. The net proceeds to the Company were approximately $146,335.

        Subsequent to the balance sheet date, the Company issued 564,000 shares of its common stock in exchange for various services and recorded a charge of approximately $423,000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The directors and officers of OwnerTel as of the date hereof, are as follows:

Name	Age	Director Since	Position
William G. Head III	42	2001	Chairman and President
Elizabeth Crews	49	2001	Director and Secretary

        There are no family relationships among any of our directors, officers or key personnel. Each director serves until the next annual meeting of stockholders and his or her successor is duly elected and qualified. Our officers will be elected annually by the Board of Directors.

William G. Head III, President

        Mr. Head has been the President and Chairman of OwnerTel since July 2, 2001 (inception). From February 2001 until June, 2001, Mr. Head served as President of TransNet Connect, Inc. From November 1997 through 2000, Mr. Head served as the Chief Executive Officer and founder of Zebramart.com, a publicly traded online shopping club for luxury goods. From August 1996 until October 1997, Mr. Head served as the Vice President of Product Development, and was a founder of Links Direct, a multi-level marketing organization specializing in golf related products, where he oversaw the sourcing and development of a 100-page upscale catalog of apparel, products, and equipment. From 1992 through 1996, Mr. Head was the Chief Executive Officer of Collegiate Companies when he created and implemented successful marketing campaigns for Domino's Pizza, Fantastic Sam's and R.J. Reynold's Camel brand. Prior to this, he also founded Oops, a retail chain specializing in off-priced goods, which grew to six stores. Mr. Head attended the University of North Carolina at Chapel Hill from 1977-1982.

Elizabeth Crews, Secretary

        Ms. Crews has been a director and Secretary of OwnerTel since July 2, 2001 (inception). From December 2000, until June, 2001, Ms. Crews served as Chief Financial Officer of TransNet Connect, Inc. Prior to such time, Ms. Crews was an operations officer with Medical Management International from December 1997 until December 2000 and a Senior Sales Director with Mary Kay Cosmetics from 1989 until 1997. Ms. Crews attended Manatee Community College.

        Both Mr. Head and Ms. Crews filed Form 3 reports in January 2001. Neither Mr. Head nor Ms. Crews had any transactions required to be reported by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10. Executive Compensation.

        OwnerTel does not have employment agreements with any of its employees. OwnerTel may enter into employment agreements with members of executive management when and if we become operational and begin to generate revenue, and may also grant members of the executive management options under our stock option plan. OwnerTel paid no salary or bonus to either of its employees in 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        Set forth below is information as of December 31, 2001, as to (i) OwnerTel's Chief Executive Officer, (ii) each executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year, (iii) each person owning of record or known by OwnerTel, based on information provided to OwnerTel by the persons named below, to own beneficially at least 5% of OwnerTel's Common Stock and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
William G. Head, III #176 2870 Peachtree Road Atlanta, GA 30305	7,538,500	41.7%
Elizabeth Crews 1301 S. Howard Avenue #15C Tampa, FL 33606	7,548,500	41.8%
All directors and executive officers as a group (two people)	15,087,000	83.5%

Item 12. Certain Relationships and Related Transactions.

        Both of OwnerTel's executive officers and directors formerly worked at TransNet, and are deemed to beneficially own OwnerTel and TransNet common stock. Mr. Head, our Chairman and President, owns 7,538,500 shares of OwnerTel common stock, which represent approximately 44.0% of the issued and outstanding common stock of OwnerTel. Mr. Head also served as the President of TransNet until June 2001 and owns 7,561,500 shares of the common stock of TransNet, which represent approximately 48.6% of the issued and outstanding stock of TransNet. Ms. Crews, our Secretary and Director, owns 7,548,500 shares of OwnerTel common stock, which represent approximately 44.0% of the issued and outstanding common stock of OwnerTel. Ms. Crews also served as Chief Financial Officer of TransNet until June 2001 and indirectly owns 7,561,500 shares of the common stock of TransNet (which are directly owned by her husband), which represent approximately 48.6% of the issued and outstanding stock of TransNet. In addition, OwnerTel owns 445,000 shares of the common stock of TransNet, which represent approximately 3% of the issued and outstanding stock of TransNet.

        In connection with the organization of OwnerTel, our founding shareholders paid $1,000.00 each and contributed services valued at $2,323.00 in exchange for 15,093,000 shares of our common stock on July 2, 2001, in a transaction deemed to be exempt under Section 4(2) of the Securities Act. Subsequent to July 2, 2001, OwnerTel also issued an aggregate amount of 1,550,000 shares of common stock to employees and consultants for services, in a transaction deemed to be exempt under Section 4(2) of the Securities Act. In addition, OwnerTel exchanged 445,000 shares of its common stock with certain shareholders of TransNet in exchange for their shares of TransNet common stock, in a transaction deemed to be exempt under Section 4(2) of the Securities Act. These shares represent approximately 3% of the issued and outstanding common stock of TransNet.

        OwnerTel also has entered into three agreements with TransNet. Mr. Head, our President, owns approximately 48.6% of the issued and outstanding common stock of TransNet and served as the President of TransNet prior to forming OwnerTel. In addition, Ms. Crews, our Secretary, indirectly owns approximately 48.6% of the issued and outstanding common stock of TransNet (which shares are directly owned by her husband, who is an officer and director of TransNet). Mrs. Crews served as the Chief Financial Officer for TransNet prior to founding OwnerTel. Our agreements with TransNet may be on terms that may be more favorable than those which could be obtained from an unaffiliated third party.

        Subsequent to July 2, 2001, Mr. Head and Ms. Crews each transferred 3,000 shares of their Common Stock of OwnerTel to Global Castings, Inc. in exchange for services rendered to OwnerTel by Global Castings, Inc.

        OwnerTel presently has no office facilities but for the time being will use as its business address the office of Mr. Head on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal agreement for the use of such facilities, and no assurance that such facilities will be available to us on such a basis for any specific length of time.

Item 13. Exhibits, List and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company*
3.2	By-Laws of the Company*
4.4	Stock Option Plan*
10.1	Assignment and Assumption Agreement*
10.2	Marketing Services Agreement*
10.3	Option and Services Agreement*
10.4	Independent Sales Representative Agreement*
10.5	Common Stock Purchase Warrant*
23.2	Consent of Rodefer Moss & Co., PLLC

*
Earlier filed and incorporated as part of SB-2 Registration Statement (SEC File No. 333-66360).

(b)
Reports on Form 8-K

        None.

SIGNATURES

        In accordance with Section 13 or 15(d) on the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWNERTEL, INC.
Date: April 15, 2002	By:	William G. Head, III William G. Head, III

        In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM G. HEAD, III William G. Head, III	Chairman and President (Principal Executive Officer)	April 15, 2002
/s/ ELIZABETH CREWS Elizabeth Crews	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 15, 2002

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market For Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operations.
  Item 7. Financial Statements.
Independent Auditors' Report
  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits, List and Reports on Form 8-K
SIGNATURES