Form 10QSB
period 2002-03-31
OWNERTEL INC
filed 2002-05-15
CIK 1144546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 333-66360

OWNERTEL, INC.
(Exact name of small business issuer in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2634747 (I.R.S. Employer Identification No.)
2870 Peachtree Rd., #176, Atlanta, Georgia (Address of principal executive offices)	30305 (Zip code)

(404) 237-8605
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Issuer's Common Stock outstanding as of May 13, 2002 was 18,439,113.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OWNERTEL, INC.
(a Development Stage Company)
Balance Sheet
Unaudited

	March 31, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$7,619	$105
Prepaid expenses	126,810	35,844

Total current assets	134,429	35,949
Goodwill	667,500	667,500

	$801,929	$703,449

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable	$17,500	$45,000
Accounts payable	78,831	73,260
Accrued interest	544	19,657
Other accrued expenses	4,000	1,000

Total current liabilities	100,875	138,917

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 18,439,113 issued and outstanding at March 31, 2002 and 17,138,000 issued and outstanding at December 31, 2001	18,439	17,138
Additional paid-in capital	3,735,389	3,017,965
Stock subscription receivable	(152,000)	(2,000)
Deficit accumulated in the developmental stage	(2,900,774)	(2,468,571)

Total stockholders' equity (deficit)	701,054	564,532

Commitments and contingencies	$801,929	$703,449

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)
Statement of Operations
Unaudited

			From Inception
	Three Months Ended		(July 2, 2001) to
	March 31,	March 31,	March 31,
	2002	2001	2002
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Expenses
General and administrative	431,817	—	2,880,731

Operating loss	(431,817)	—	(2,880,731)
Interest expense	386	—	20,043

Net loss and comprehensive loss	$(432,203)	$—	$(2,900,774)

Basic and diluted earnings per share	$(0.02)	$—	$(0.17)

Weighted average shares outstanding	17,540,594	—	17,242,884

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity
Unaudited

	Common Stock
			Additional paid-in capital	Accumulated deficit	Stock subscription receivable
	Shares	Amount				Total
Balances, beginning	—	$—	$—	$—	$—	$—
Issuance of stock in formation of company, July 2, 2001	15,093,000	15,093	(13,093)	—	(2,000)	—
Services contributed in formation of company	—	—	2,323	—	—	2,323
Services contributed by stockholder	—	—	780	—	—	780
Issuance of stock in exchange for services	1,573,333	1,573	2,340,927	—	—	2,342,500
Issuance of stock in connection with acquisition	445,000	445	667,050	—	—	667,500
Issuance of stock in exchange for cash	26,667	27		—	—	20,000
Net loss and comprehensive loss	—	—	—	(2,468,571)		(2,468,571)

Balances, December 31, 2001	17,138,000	17,138	3,017,965	(2,468,571)	(2,000)	564,532
Services contributed by stockholder	—	—	390	—	—	390
Issuance of stock in exchange for services	696,000	696	521,304	—	—	522,000
Issuance of stock in exchange for cash, net of offering costs	605,113	605	195,730	—	(150,000)	46,335
Net loss and comprehensive loss	—	—	—	(432,203)		(432,203)

Balance, March 31, 2002	18,439,113	$18,439	$3,735,389	$(2,900,774)	$(152,000)	$701,054

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)
Statement of Cash Flows
Unaudited

			From Inception
	Three Months Ended		(July 2, 2001) to
	March 31,	March 31,	March 31,
	2002	2001	2001
Cash from operating activities
Net loss	$(432,203)	$—	$(2,900,774)
Stock issued in exchange for services	522,000	—	2,864,500
Services contributed in formation of Company	—	—	2,323
Services contributed by stockholder	390	—	1,170
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in prepaid expenses	(90,966)	—	(126,810)
Increase in accounts payable	5,571	—	78,831
Increase in accrued expenses	(16,113)	—	4,544

Net cash used in operating activities	(11,321)	—	(76,216)

Cash from financing activities
Proceeds from notes payable	—	—	45,000
Repayments of notes payable	(27,500)	—	(27,500)
Proceeds from issuance of common stock	46,335	—	66,335

Net cash provided by financing activities	18,835	—	83,835

Net increase in cash and cash equivalents	7,514	—	7,619
Cash and cash equivalents, beginning of period	105	—	—

Cash and cash equivalents, end of period	$7,619	$—	$7,619

In transactions not affecting cash, stock was issued in exchange for a stock subscription receivable in the amount of $150,000. No income taxes or interest were paid during the period.

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)
Notes to Financial Statements
Unaudited

(1)  Summary of Significant Accounting Policies and Practices

        (a) Basis of Presentation

  The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (File No. 333-66360). Because of its lack of operating history, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.

(2)  Stockholders' Equity

Common Stock

In connection with its Initial Public Offering, the Company issued 605,113 shares of its common stock at $0.75 per share. Net proceeds to the Company after offering costs were approximately $196,335 in the period ended March 31, 2002.

In 2002, the Company issued 696,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge of $418,125 in the period ended March 31, 2002, prepaid expenses of $84,375 for services to be performed and payment of accrued interest of $19,500.

(3)  Uncertainties

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

In this Report, "Company," "OwnerTel," "we," "us," "our," and "ours" refer to OwnerTel, Inc.

Plan of Operation

We are currently in the startup phase of our existence. We presently do have sufficient cash on hand to support our planned activities for the next year. We will transition from the startup phase of our existence to the operational phase of our existence when we have accumulated sufficient capital to do so.

Liquidity and Capital Resources

At March 31, 2001, OwnerTel had working capital of $33,554. We anticipate that we will have a working capital deficit throughout the startup phase of operations. OwnerTel expects to receive revenues from local and long distance and internet services provided to its own customers and from commissions under a certain marketing agreement with TransNet Connect, Inc. our operating expenses consist primarily of costs of local and long distance and internet services, salaries and wages, commissions, payroll taxes, telephone expense, office expense and other miscellaneous expenses. Salaries and wages and the related payroll taxes for OwnerTel's two employees are estimated to be approximately $150,000 per year. OwnerTel's two employees have agreed to forego their salary until such time as we have raised $250,000. Commissions are paid to agents of OwnerTel only after the cash has been received for the services sold by the agents. The other expenses of OwnerTel are estimated to be less than $30,000 per year.

We raised net proceeds in our Initial Public Offering of approximately $236,000. Management expects these net proceeds, in addition to cash flow generated from operations, will be sufficient to pay all costs and expenses excluding salaries and wages and related payroll taxes through December 31, 2003. For the foreseeable future, most, if not all, of our operating expenses are believed to be variable expenses, which will increase or decrease in connection with our volume of business. These expenses include, but are not limited to, local and long distance telephone expense, office supplies and other miscellaneous expenses. We believe that our revenues less the costs of our revenues and commissions payable will be sufficient to cover our variable expenses. However, there can be no assurance that our revenue less the cost of our revenue and commissions payable will be sufficient to cover these variable expenses.

Inflation

Management does not believe that inflation will have a material effect on operating results. Although increases in long distance and telecommunication services and other operating costs could adversely affect our operations, we believe that we will be able to modify our operating procedures or increase prices to offset increases in its operating costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

In connection with its Initial Public Offering, the Company issued 605,113 shares of its common stock at $0.75 per share. Net proceeds to the Company after offering costs were approximately $196,335 in the period ended March 31, 2002.

In 2002, the Company issued 696,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge of $418,125 in the period ended March 31, 2002, prepaid expenses of $84,375 for services to be performed and payment of accrued interest of $19,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's stockholders during the first quarter of the year ended March 31, 2002.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

  None.

(b)
Reports on Form 8-K

  None.

SIGNATURES

        In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWNERTEL, INC.

Date: May 15, 2002	By:	/s/ WILLIAM G. HEAD, III William G. Head, III President
Date: May 15, 2002	By:	/s/ ELIZABETH CREWS Elizabeth Crews Chief Financial and Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES