Form 10QSB
period 2002-06-30
OWNERTEL INC
filed 2002-08-13
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission file number 333-66360

OWNERTEL, INC.

(Exact name of small business issuer in its charter)

Georgia	58-2634747
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2870 Peachtree Rd., #176, Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip code)

(404) 237-8605

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Issuer’s Common Stock outstanding as of August 13, 2002 was 18,787,886.

Transitional Small Business Disclosure Format (check one):  Yes   ☐   No   ☒

PART I — FINANCIAL INFORMATION

Item 1.                       Financial Statements.

OWNERTEL, INC.
(a Development Stage Company)

Balance Sheet

Unaudited

	June 30,	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$6,139	$105
Prepaid expenses	170,072	35,844
Total current assets	176,211	35,949

Goodwill	667,500	667,500

	$843,711	$703,449

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Notes payable	$44,000	$45,000
Accounts payable	82,306	73,260
Accrued interest	1,644	19,657
Other accrued expenses	4,000	1,000
Total current liabilities	131,950	138,917

Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 18,787,886 issued and outstanding at June 30, 2002 and 17,138,000 issued and outstanding at December 31, 2001	18,788	17,138
Additional paid-in capital	3,997,010	3,017,965
Stock subscription receivable	(2,000)	(2,000)
Deficit accumulated in the developmental stage	(3,302,037)	(2,468,571)
Total stockholders’ equity (deficit)	711,761	564,532

Commitments and contingencies

	$843,711	$703,449

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Statement of Operations

Unaudited

	Three Months Ended		Six Months Ended		From Inception (July 2, 2001) to
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Revenues	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Expenses
General and administrative	400,163	—	831,980	—	3,280,894

Operating loss	(400,163)	—	(831,980)	—	(3,280,894)

Interest expense	1,100	—	1,486	—	21,143

Net loss and comprehensive loss	$(401,263)	$—	$(833,466)	$—	$(3,302,037)
Basic and diluted loss per share	$(0.02)	$—	$(0.05)	$—	$(0.19)

Weighted average shares outstanding	18,732,237	—	18,139,707	—	17,618,136

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Statement of Changes in Stockholders’ Equity

 Unaudited

	Common Stock		Additional paid-in capital	Accumulated deficit	Stock subscription receivable	Total
	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—	$—
Issuance of stock in formation of company, July 2, 2001	15,093,000	15,093	(13,093)	—	(2,000)	—
Services contributed in formation of company	—	—	2,323	—	—	2,323
Services contributed by stockholder	—	—	780	—	—	780
Issuance of stock in exchange for services	1,573,333	1,573	2,340,927	—	—	2,342,500
Issuance of stock in connection with acquisition	445,000	445	667,055	—	—	667,500
Issuance of stock in exchange for cash	26,667	27	19,973	—	—	20,000
Net loss and comprehensive loss	—	—	—	(2,468,571)		(2,468,571)
Balances, December 31, 2001	17,138,000	17,138	3,017,965	(2,468,571)	(2,000)	564,532
Services contributed by stockholder	—	—	780	—	—	780
Issuance of stock in exchange for services	946,000	946	708,554	—	—	709,500
Issuance of stock in exchange for cash, net of offering costs	703,886	704	269,711	—		270,415
Net loss and comprehensive loss	—	—	—	(833,466)		(833,466)
Balance, June 30, 2002	18,787,886	$18,788	$3,997,010	$(3,302,037)	$(2,000)	$711,761

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
(a Development Stage Company)

Statement of Cash Flows

Unaudited

	Six Months Ended		From Inception (July 2, 2001) to
	June 30, 2002	June 30, 2001	June 30, 2001
Cash from operating activities
Net loss	$(833,466)	$—	$(3,302,037)
Stock issued in exchange for services	709,500	—	3,052,000
Services contributed in formation of Company	—	—	2,323
Services contributed by stockholder	780	—	1,560
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in prepaid expenses	(134,228)	—	(170,072)
Increase in accounts payable	9,046	—	82,306
Increase in accrued expenses	(15,013)	—	5,644
Net cash used in operating activities	(263,381)	—	(328,276)

Cash from financing activities
Proceeds from notes payable	37,500	—	82,500
Repayments of notes payable	(38,500)	—	(38,500)
Proceeds from issuance of common stock	270,415	—	290,415
Net cash provided by financing activities	269,415	—	334,415

Net increase in cash and cash equivalents	6,034	—	6,139
Cash and cash equivalents, beginning of period	105	—	—
Cash and cash equivalents, end of period	$6,139	$—	$6,139

No income taxes or interest were paid during the period.

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.

(a Development Stage Company)

Notes to Financial Statements

Unaudited

 (1)          Summary of Significant Accounting Policies and Practices

(a)   Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (File No. 333-66360).  Because of its lack of operating history, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.

 (2)  Stockholders’ Equity

Common Stock

In connection with its Initial Public Offering, the Company issued 605,113 shares of its common stock at $0.75 per share.  Net proceeds to the Company after offering costs were approximately $196,335 in the period ended March 31, 2002.

From January 2002 to March 2002, the Company issued 696,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge of $418,125 in the period ended March 31, 2002, prepaid expenses of $84,375 for services to be performed and payment of accrued interest of $19,500.

From April 2002 to June 2002, the Company issued 250,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge of $187,500 in the three months ended June 30, 2002.

From May 2002 to June 2002, the Company issued 98,773 shares of its common stock at $0.75 per share in connection with a private placement.  Net proceeds to the Company were approximately $74,080 in the three months ended June 30, 2002

 (3)  Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not yet established sources of revenues sufficient to fund the development of business and pay current operating expenses. Management intends to provide the necessary development and operating capital through sales of its common stock and commencement of sales of its telecommunication services. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s efforts to raise capital and commence sales of its telecommunication services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.                       Management’s Discussion and Analysis or Plan of Operation.

Forward–Looking Statements

From time to time, we include some forward–looking statements that involve substantial risks and uncertainties and other factors which may cause our operational and financial activity and results to differ from those expressed or implied by these forward–looking statements.  In many cases, you can identify these statements by forward–looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and “continue,” or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward–looking” information.

You should not place undue reliance on these forward–looking statements.  The sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” as well as any cautionary language, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations.

Although we believe that the expectations reflected in the forward–looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

In this Report, “Company,” “OwnerTel,” “we,” “us,” “our,” and “ours” refer to OwnerTel, Inc.

Plan of Operation

We are currently in the startup phase of our existence.  We presently do have sufficient cash on hand to support our planned activities for the next year.  We will transition from the startup phase of our existence to the operational phase of our existence when we have accumulated sufficient capital to do so.

Liquidity and Capital Resources

At June 30, 2002, OwnerTel had working capital of $44,261.  We anticipate that we will have a working capital deficit throughout the startup phase of operations.  OwnerTel expects to receive revenues from local and long distance and internet services provided to its own customers and from commissions under a certain marketing agreement with TransNet Connect, Inc. Our operating expenses consist primarily of costs of local and long distance and internet services, salaries and wages, commissions, payroll taxes, telephone expense, office expense and other miscellaneous expenses.  Salaries and wages and the related payroll taxes for OwnerTel’s two employees are estimated to be approximately $150,000 per year.  OwnerTel’s two employees have agreed to forego their salary until such time as we have raised $250,000.  Commissions are paid to agents of OwnerTel only after the cash has been received for the services sold by the agents.  The other expenses of OwnerTel are estimated to be less than $30,000 per year.

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

Inflation

Management does not believe that inflation will have a material effect on operating results.  Although increases in long distance and telecommunication services and other operating costs could adversely affect our operations, we believe that we will be able to modify our operating procedures or increase prices to offset increases in our operating costs.

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings.

The Company is not currently a party to any legal proceedings.

Item 2.                       Changes in Securities.

From April 2002 to June 2002, the Company issued 250,000 shares of its common stock in reliance upon an exemption under Section 4(2) of the Securities Act in exchange for services performed by three (3) consultants and recorded a charge of $187,500 in the three months ended June 30, 2002.

From May 2002 to June 2002, the Company issued 98,773 shares of its common stock to four (4) accredited persons in reliance upon an exemption under Section 4(2) of the Securities Act at $0.75 per share in connection with a private placement.  Net proceeds to the Company were approximately $74,080 in the three months ended June 30, 2002

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the second quarter of the year ended June 30, 2002.

Item 5.                       Other Information.

None

Item 6.                       Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1 Certification of Periodic Report
99.2 Certification of Periodic Report

(b)	Reports on Form 8-K

None.

SIGNATURES

        In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWNERTEL, INC.

Date: August 13, 2002	By:
William G. Head, III
President

Date: August 13, 2002	By:
Elizabeth Crews
Chief Financial and Accounting Officer