Form 10QSB
period 2002-09-30
OWNERTEL INC
filed 2002-11-13
CIK 1144546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 333-66360

OWNERTEL, INC.
(Exact name of small business issuer in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2634747 (I.R.S. Employer Identification No.)
1413 S. Howard Ave., Suite 209, Tampa, Florida (Address of principal executive offices)	33606 (Zip code)

(813) 253-3353
(Issuer's telephone number, including area code)

2870 Peachtree Rd., #176, Atlanta, GA 30305
(former name, former address and former fiscal
year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Issuer's Common Stock outstanding as of November 13, 2002 was 20,128,886.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OWNERTEL, INC.

Consolidated Balance Sheet

Unaudited

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$22,361	$105
Accounts receivable	15,733	—
Prepaid expenses	156,275	35,844

Total current assets	194,369	35,949
Goodwill	667,500	667,500

	$861,869	$703,449

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable	$44,000	$45,000
Accounts payable	91,006	73,260
Accrued interest	2,743	19,657
Other accrued expenses	14,000	1,000

Total current liabilities	151,749	138,917

Minority interest	8,748	—
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 18,427,886 issued and outstanding at September 30, 2002 and 17,138,000 issued and outstanding at December 31, 2001	18,428	17,138
Additional paid-in capital	3,997,760	3,017,965
Stock subscription receivable	(2,000)	(2,000)
Deficit accumulated in the developmental stage	(3,312,816)	(2,468,571)

Total stockholders' equity	701,372	564,532

Commitments and contingencies	$861,869	$703,449

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.

Consolidated Statement of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenues	$72,712	$—	$72,712	$—
Cost of revenues	11,800	—	11,800	—

Gross profit	60,912	—	60,912	—
Expenses
General and administrative	61,093	2,328,713	893,823	2,328,713

Operating loss	(181)	(2,328,713)	(832,911)	(2,328,713)
Interest expense	1,100	—	2,586	—

Loss before minority interest	(1,281)	(2,328,713)	(835,497)	(2,328,713)
Minority interest	8,748	—	8,748	—

Net loss and comprehensive loss	$(10,029)	$(2,328,713)	$(844,245)	$(2,328,713)

Basic and diluted earnings per share	$(0.00)	$(0.14)	$(0.05)	$(0.14)

Weighted average shares outstanding	18,427,886	17,088,000	17,998,141	17,088,000

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.

Consolidated Statement Of Changes In Stockholders' Equity

Unaudited

	Common Stock
			Additional paid-in capital	Accumulated deficit	Stock subscription receivable
	Shares	Amount				Total
Balances, beginning	—	$—	$—	$—	$—	$—
Issuance of stock in formation of company, July 2, 2001	15,093,000	15,093	(13,093)	—	(2,000)	—
Services contributed in formation of company	—	—	2,323	—	—	2,323
Services contributed by stockholder	—	—	780	—	—	780
Issuance of stock in exchange for services	1,573,333	1,573	2,340,927	—	—	2,342,500
Issuance of stock in connection with acquisition	445,000	445	667,055	—	—	667,500
Issuance of stock in exchange for cash	26,667	27	19,973	—	—	20,000
Net loss and comprehensive loss	—	—	—	(2,468,571)		(2,468,571)

Balances, December 31, 2001	17,138,000	17,138	3,017,965	(2,468,571)	(2,000)	564,532
Services contributed by stockholder	—	—	1,170	—	—	1,170
Issuance of stock in exchange for services	946,000	946	708,554	—	—	709,500
Issuance of stock in exchange for cash, net of offering costs	703,886	704	269,711	—	—	270,415
Stock issued in exchange for services later canceled	(360,000)	(360)	360	—	—	—
Net loss and comprehensive loss	—	—	—	(844,245)		(844,245)

Balance, September 30, 2002	18,427,886	$18,428	$3,997,760	$(3,312,816)	$(2,000)	$701,372

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.

Consolidated Statement of Cash Flows

Unaudited

	Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001
Cash from operating activities
Net loss	$(844,245)	$(2,328,713)
Stock issued in exchange for services	709,500	2,325,000
Services contributed in formation of Company	—	3,323
Services contributed by stockholder	1,170	390
Minority interest	8,748	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts receivable	(15,733)	—
Increase in prepaid expenses	(120,431)	—
Increase in accounts payable	17,746	—
Decrease in accrued expenses	(3,914)	—

Net cash used in operating activities	(247,159)	—

Cash from financing activities
Proceeds from notes payable	37,500	—
Repayments of notes payable	(38,500)	—
Proceeds from issuance of common stock	270,415	—

Net cash provided by financing activities	269,415	—

Net increase in cash and cash equivalents	22,256	—
Cash and cash equivalents, beginning of period	105	—

Cash and cash equivalents, end of period	$22,361	$—

No income taxes or interest were paid during the period.

See accompanying notes to unaudited financial statements.

OWNERTEL, INC.
Notes to Consolidated Financial Statements

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

        In August 2002, OwnerTel, formerly a development stage company, formed K2 Network, Inc. ("K2") to market the Company's website and debit card products in addition to its telecommunication products. The Company owns 60% of K2. The accompanying financial statements include the accounts of K2 since inception. All intercompany balances and transactions have been eliminated in consolidation.

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

        From May 2002 to June 2002, the Company issued 98,773 shares of its common stock at $0.75 per share in connection with a private placement. Net proceeds to the Company were approximately $74,080 in the three months ended June 30, 2002.

(3) Uncertainties

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of implementing its business plan and has not yet established sources of revenues sufficient to achieve profitability and pay current operating expenses. Management intends to provide the necessary operating capital through sales of its common stock and growth of sales of its telecommunication services. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and grow sales of its telecommunication services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

        In this Report, "Company," "OwnerTel," "we," "us," "our," and "ours" refer to OwnerTel, Inc.

Plan of Operation

        We are currently in the early stages of implementing our business plan and have not yet established sources of revenues sufficient to achieve profitability and pay current operating expenses. We intend to provide the necessary operating capital through sales of our common stock and growth of sales of our telecommunication services.

Liquidity and Capital Resources

        At September 30, 2002, OwnerTel had working capital of $42,620. We anticipate that we will have a working capital deficit throughout the startup phase of operations. OwnerTel expects to receive revenues from local and long distance and internet services provided to its own customers and from commissions under a certain marketing agreement with TransNet Connect, Inc. Our operating expenses consist primarily of costs of local and long distance and internet services, salaries and wages, commissions, payroll taxes, telephone expense, office expense and other miscellaneous expenses. Salaries and wages and the related payroll taxes for OwnerTel's two employees are estimated to be approximately $150,000 per year. OwnerTel's two employees have agreed to forego their salary until such time as we have raised $250,000. Commissions are paid to agents of OwnerTel only after the cash has been received for the services sold by the agents. The other expenses of OwnerTel are estimated to be less than $30,000 per year.

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

Controls and Procedures

          (a)  Evaluation of disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. William G. Head, III, President and Elizabeth Crews, Chief Financial Officer, reviewed and participated in this evaluation. Base on this evaluation, Mr. Head and Ms. Crews concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

          (b)  Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies an material weakness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's stockholders during the third quarter ended September 30, 2002.

Item 5. Other Information.

        Effective September 21, 2002 the Company and TransNet Connect, Inc. agreed to amend the Option and Services Agreement, dated September 21, 2001, to extend the term of the option grant until December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

10.1
First Amendment to Option and Services Agreement

99.1
Certification of Periodic Report

99.2
Certification of Periodic Report

(b)
Reports on Form 8-K

        None.

SIGNATURES

        In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWNERTEL, INC.
Date: November 13, 2002	By:
/s/ WILLIAM G. HEAD, III William G. Head, III President
Date: November 13, 2002	By:
/s/ ELIZABETH CREWS Elizabeth Crews Chief Financial and Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-QSB of OwnerTel, Inc. for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, William G. Head, III, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

        (1)  I have reviewed this quarterly report on Form 10-QSB of OwnerTel, Inc.;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

        (4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:
/s/ WILLIAM G. HEAD, III William G. Head, III Chief Executive Officer

This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-QSB of OwnerTel, Inc., for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Elizabeth Crews, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

        (1)  I have reviewed this quarterly report on Form 10-QSB of OwnerTel, Inc.;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

        (4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:
/s/ ELIZABETH CREWS Elizabeth Crews Chief Financial Officer

        This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
OWNERTEL, INC. Consolidated Statement of Cash Flows Unaudited
  Item 2. Management's Discussion and Analysis or Plan of Operation.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002