Form 10QSB/A
period 2002-06-30
OWNERTEL INC
filed 2002-11-15
CIK 1144546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 333-66360

OWNERTEL, INC.
(Exact name of small business issuer in its charter)

Georgia	58-2634747
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1413 S. Howard Ave., Suite 209, Tampa, FL	33606
(Address of principal executive offices)	(Zip code)

(813) 253-3353

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

EXPLANATORY NOTE

The Registrant is filing this Form 10-QSB/A solely to indicate that the 10-QSB filed on August 13, 2002 and Exhibits 99.1 and 99.2 were executed by the appropriate persons.  The signatures were inadvertently omitted from the 10-QSB filed on August 13, 2002.

Item 6.                       Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1	Certification of Periodic Report
	99.2	Certification of Periodic Report

(b)	Reports on Form 8-K

None.

SIGNATURES

        In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWNERTEL, INC.

Date: November 14, 2002	By:	/s/ William G. Head, III
William G. Head, III
President

Date: November 14, 2002	By:	/s/ Elizabeth Crews
Elizabeth Crews
Chief Financial and Accounting Officer