Form 10-Q
period 2018-03-31
FICAAR, INC
filed 2018-10-18
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-33467

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia
(State of incorporation)	(IRS Employer Identification No.)

257 Varet
Brooklyn, New York 11206
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes    ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☑
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐        No   ☑

As of October 15, 2018, there were 44,093,276 issued and outstanding shares of the Company’ s common stock.

FICAAR, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	-Unaudited-

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$19,062	$12,830
Accrued Interest	10,632	9,647
Advances payable -officer	475	425

Total Current Liabilities	30,169	22,902

Long-Term Liabilities
Note payable - Third party	44,234	44,234
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	50,759	50,759

Total Liabilities	$80,928	$73,661

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at March 31, 2018 and December 31, 2017	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(80,928)	(73,661)

Total Stockholders' Deficit	(80,928)	(73,661)

Total Liabilities and Stockholders' Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Statement of Operations

	For The	For The
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
	-Unaudited-	-Unaudited-

Revenues	$-	$-

Operating expenses:
Other operating expenses	4,282	650
Professional fees:
Audit fees	2,000	-
Research and development	-	-
Total expenses	6,282	650

Loss from operations	(6,282)	(650)

Interest expense	(985)	(542)

Net loss	$(7,267)	$(1,192)

Net Loss per common shares outstanding-Basic and dilutued:
Net Loss per share attributable to common stockholders	$(0.0002)	$(0.0000)

Weighted average shares outstanding	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
	-Unaudited-	-Unaudited-

OPERATING ACTIVITIES:
Net loss	$(7,267)	$(1,192)
Adjustments for non-cash items:
Expenses paid by a related party subject to a note	-	-
Expenses paid by a non-related party subject to a note	-
Adjustments for changes in working capital:
Accounts payable and accrued expenses	985	650
Accrued interest	6,232	542
Advances payable-officer	50	-

Net cash (used ) in operating activities	-	-

FINANCING ACTIVITIES:
Proceeds from borrowing	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

History

Ficaar, Inc. (the "Company" or "Ficaar") was incorporated in July 2001 under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007.

The Company operates its business through its wholly owned subsidiary, Standard Canna, Inc. ("Standard"), a Florida corporation formed in 2014, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation formed in 2014; and Standard Property Group Inc., a California corporation formed in 2014; as well as Precious Holdings, Inc. which was formed in April of 2011 in the state of Delaware and is wholly owned by the Company.

In August 2012, certain shareholders of the Ficaar (the "Shareholders"), representing a majority of the issued and outstanding common stock of Ficaar, entered into an agreement and consummated such agreement with Sneaker Charmz, Inc., a Delaware corporation, whereby 72,020,000 shares of common stock of Ficaar was assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, Ficaar and David Cicalese consummated a transaction where the shares of common stock of Ficaar owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese and Mr. Cicalese transferred his ownership of Sneaker Charmz to Ficaar. Thus, Sneaker Charmz became a wholly owned subsidiary of Ficaar and Mr. Cicalese owns 85% of the total issued and outstanding common stock of Ficaar. In addition, the Company divested Medical Cannabis Network, Inc., a company incorporated pursuant to the laws of Delaware and Ficaar's former wholly-owned subsidiary. Mr. Jason Draizin resigned as an officer and member of Ficaar's board of directors and Mr. David Cicalese (President and sole member of the Board of Directors of Sneaker Charmz) was appointed as President and a member of the Board of Directors of Ficaar. Following the consummation of the Agreement, Ficaar is engaged in the business of Sneaker Charmz, the development, marketing and sales of designer charms for footwear.

In January 2014, Mr. David Cicalese, President, a member of the Board of Directors and majority shareholder of Ficaar, contributed 100 shares of Precious Holdings, Inc., a Delaware corporation, which consists of all of the issued and outstanding equity of Precious Holdings, Inc. Thus, Precious Holdings Inc. became a wholly owned subsidiary of the Company.

On November 16, 2014, we acquired 100% of the outstanding common stock of Standard Canna, Inc. ("Standard"), a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation, in exchange for 110,000 shares of our common stock pursuant to a Transfer Agreement (the "Agreement"), by and among, the Company and Jonas Zetzel, sole shareholder of Standard.

In June 2015, the Board of Directors and shareholders representing a majority of the issued and outstanding common stock of the Company appointed Dawn Cames as President of the Company and a member of its Board of Directors

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated. Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Present Operations

In connection with the transactions contemplated by the Agreement, the business of the Company, operating through its wholly owned subsidiary, Standard, will concentrate on the purchase, development and operation of acquiring and developing growing space and related facilities and leasing our facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local law.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-12G/A for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

These condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. These consolidated financial statements include the accounts of Ficaar and its wholly owned subsidiaries, all of which are inactive, Standard Canna, Inc., a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation; and as well as Precious Holdings, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated on consolidation.

Development Stage

The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities." The fiscal year end is December 31.

The Company is a start-up venture with little or no operating history and has no revenues. In its development stages and infancy, the officers of the Company spent considerable time and effort in research and development in order to create a niche in the footwear industry.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's development stage losses.

The Company currently has no revenues and has incurred losses during its development stage. As of March 31, 2018, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2018. These principal factors raise substantial doubt concerning the Company's ability to continue as a going concern. Management has financed the Company's operations principally through loans from its President who is also a principal shareholder and third part financing. It is the Company's intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. To date the Company has not generated any revenue.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended March 31, 2018 and 2017.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

Income Taxes

The Company accounts for income taxes under ASC 740 (formerly FASB 109) "Accounting for Income Taxes". Under ASC 740 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates in recognized in income in the period which includes the enactment date.

In June, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" - An interpretation of FASB Statement No. 109 and codified under ASC 740. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions regarding recognition in financial statements. The Company's evaluation was performed for the tax years, ended December 31, 2017, 2016, 2015, 2014 and 2013 for US federal income tax and state income taxes, the years which remain subject to examination by major tax jurisdictions as of December 31, 2017.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2017 and 2016 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $44,233 as at March 31, 2018 and December 31, 2017, respectively. payable at 8% interest and due June 30, 2019. The note is convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share. As of March 31, 2018, and December 31, 2017 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its' majority shareholder and President with a principal balance due in the amount of $6,525 as at March 31, 2018 and December 31,2017 payable at 7% interest maturing June 30, 2019.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock and as of March 31, 2018 and December 31, 2017, the Company had 44,093,276 shares of common stock issued and outstanding.

Preferred Stock:

The Company has authorized 10,000,000 shares of $.001 par value preferred stock. The Company has no preferred stock issued and outstanding.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $44,234 as of March 31, 2018

The following balances existed with related parties:

	March 31,	December 31,
	2018	2017
Balance sheet:

Advances Payable -officer	$475	$425

Income Statement
Accrued Interest and interest expense	$985	$2,404

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

The President of the company made payments on behalf of the Company. On November 9, 2017, $18,110 of Advances Payable to an officer of the Company and were subsequently reimbursed by the 3rd party holder of the Note Payable and added to its Note. Additionally, on December 31, 2017, $4,367 of Advances Payable to the Company’s attorney were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.   This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-12G/12 as of and for the years ended December 31, 2017 and 2016. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

When this report uses the words “we,” “us,” “our,” or “FICAAR” and the “Company,” they refer to Ficaar, Inc.

Plan of Operations

Proposed Activities

We are in the process of identifying properties for purchase in Colorado, Washington and California. These projects include the purchase of existing, currently operating facilities, as well as proposed new construction projects. With the assistance of our consultants, cannabis industry experts, we have developed specific criteria in terms of the suitability of existing structures as well as plans for new constructions projects.

More importantly with the assistance of our consultants, we have developed a fully scalable design model centered around maximizing yields and meeting the needs of cannabis cultivators which will be our tenants. We believe that the cornerstone of our model is maximizing yields by properly implementing cutting edge technology that will maintain an ideal controlled environment for our tenant cultivators. It is anticipated that each property will be remodeled, in the case of existing structures; and designed, in the case of new construction, to contain numerous independent growers.

Each space will be a full-scale commercial cultivating facility with bay door access, adequate flowering, vegetative growth and propagating space including but not limited to access to large areas for harvesting and state of the art curing chambers. Our security will be on premise 24 hours per day. An IT camera system will be operational monitoring the inside and outside of the facility. Our design model is fully scalable. We believe that the cornerstone of our model is maximizing yields by properly implementing cutting edge technology that will maintain an ideal controlled environment for our tenant cultivators. This begins with an advanced controlled environment that is protected from the 18 outside environment. Specialized HVAC systems will maintain a constant temperature, humidity, airflow and CO2 with precise controls. High intensity discharge lighting systems will provide the ideal environment for growing. An integrated irrigation system can be modified to each tenant’s specifications and requirements.

Our design model anticipates that our building will have “state of the art” security systems that will fully protect our tenant cultivator’s crops and property as well as allow our tenants to view and monitor their crops remotely. In addition, our tenant cultivators will have a fully secure ingress and egress to our facility. Our design model also features solar power system in order to be more cost efficient and provide less of a carbon footprint. Our design model will ensure that our tenant cultivators will maximize their yields.

Management is currently seeking to identify a suitable warehouse building in the county of Los Angeles, California to “test” the business model. The ideal location will have 10,000 square foot in an area properly zoned for cannabis cultivation. Management estimates that such a location may cost approximately $3,000,000.00. Management expects to locate a suitable location during the fiscal quarter ending September 30, 2018 and entering into a purchase agreement for such property.

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws as set forth herein. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the first quarter of 2019.

Upon the closing of the property purchase, the company will execute its build out pursuant to the business plans set forth above (i.e., dividing the property into separate leasable growing space for tenant cultivators; each leasable “unit” containing all of the necessary equipment and features for a full scale commercial cultivating facility; including but not limited to:

(i)	HVAC systems that will maintain a constant temperature, humidity, airflow and CO2 with precise controls;
(ii)	High intensity discharge lighting systems will provide the ideal environment for growing;
(iii)	An integrated irrigation system; and
(iv)	Security.

Management anticipates that the buildout of the property will take at least six (6) months following the date of the consummation of the purchase of the property. Prior to the consummation of the buildout of the property, Management anticipates hiring employees to manage the property and engage the tenant cultivators. Assuming a suitable property is located and secured with a purchase agreement and the property purchase is closed during the first quarter of 2019, the property will be ready to lease to tenant cultivators by the third quarter of 2019 which would generate the initial revenue of the Company. The company expects to utilize private funding sources to finance the build out of the property. No agreements or commitments for such funding have been offered. Management anticipates that it will need to provide security for the financing of the property and the buildout of the property by way of a mortgage on the property as well as a security agreement for the equipment purchased in the buildout.

We believe that implementing our design model in an existing building or new construction will be a complete solution for the professional cultivator. Our plans will be dependent upon our ability to raise the capital required to acquire properties and remodel or construct such properties. We also intend to offer to our tenant cultivators certain value-added services that will be provided at additional costs. Such services may include but certainly will not be limited to fertilizer, additives, vitamins, and grow consultants.

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments or local voter referendum and may otherwise be restricted by state laws. For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There are similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. These zoning restrictions vary in each State, County, City and Township. Zoning can be subject to change or withdrawal, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

In addition, other laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Our property management activities, to the extent we are required to engage in them due to lease defaults by tenants or vacancies on certain properties, will likely be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

The properties that we acquire will be leased to tenant cultivators who will use their leased properties primarily for cultivation and production of cannabis and thus will be subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

In addition, state, local and federal governments also seek to regulate the type, quantity and method of use of chemicals and materials for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. Further, some regulations have strictly forbidden or significantly limited the use of certain chemicals and materials. Licenses, permits and approvals must be obtained from governmental authorities requiring such licenses, permits and approvals before chemicals and materials can be used at grow facilities. Reports on the usage of such chemicals and materials must be submitted pursuant to applicable laws, ordinances, and regulations and the terms of the specific licenses, permits and approvals. Failure to comply with laws, ordinances and regulations, to obtain required licenses, permits and approvals or to comply with the terms of such licenses, permits and approvals could result in fines, penalties and/or imprisonment.

As an owner of the properties, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances.

The Company has purchased the following domain names (pursuant to the Purchase Agreement):

www.standardcanna.com

www.standardcultivation.com

www.standardgrow.com

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and pursuing other opportunities that we believe will benefit us in the long-term.

We plan to provide services and solutions to the regulated cannabis industry throughout the United States by acquiring and developing growing space and related facilities and leasing areas within our facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these businesses.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31,2017

Results of Operations

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(6,282)	(650)	(5,632)	866%
Other expense-interest	(985)	(542)	(443)	82%
Net loss	$(7,267)	$(1,192)	$(6,075)	510%

For the three months ended March 31, 2018, the Company reported a net loss of $7,367 as compared to a net loss of $1,192 for the three months ended March 31, 2017. The 510% increase in net loss for the three months ended March 31, 2018 mainly resulted from $7,267 in general and administrative expenses relating to professional fees, public listing and registration fees, and $985 in interest expense.

Total operating expenses were $7,267 for the three months ended March 31, 2018 compared to $650 for the three months ended March 31, 2017. The 866% increase was primarily attributable to expenses from the Company’s edgar service fees of $1,932 relating to SEC filing documents and increases in professional fees of $4,000.

Interest expense costs were $985 for the three months ended March 31, 2018 compared to $542 for the three months ended March 31, 2017. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $30,169 at March 31, 2018 as compared to a working capital deficit of $22,902 at December 31, 2017, representing an increase in working capital deficit by $7,267.

We had cash of $0 and $0, respectively, as of March 31, 2018 and December 31, 2017.

Operating Activities:

For the three months ended March 31, 2018, cash flow used for operating activities was $7,267 compared to $1,192 for the three months ended December 31, 2017. The increases in cash flow used for operating activities for both periods primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the period ended March 31, 2017 and year ended December 31, 2017 were zero.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $44,234 which bears interest at 8% per annum, maturing June 30, 2019 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2. A term loan payable to an officer of $6,525 which is unsecured, 7% interest bearing maturing June 30, 2019.

Transaction with Related Parties:

On November 9, 2017, $18,110 of Advances Payable- Officer covering expenses paid for by the company’s president Dawn Cames relating to public listing, legal and audit fees and stock transfer costs, were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

a)           The Company has limited segregation of duties amongst its employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)           The Company's has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

Changes in internal control over financial reporting.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-12G/A for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: October 15, 2018	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer

Page 18