Form 10-Q
period 2018-06-30
FICAAR, INC
filed 2018-10-18
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-33467

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia
(State of incorporation)	(IRS Employer Identification No.)

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

FICAAR, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	-Unaudited-

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$9,862	$12,830
Accrued Interest	11,629	9,647
Advances payable -officer	485	425

Total Current Liabilities	21,976	22,902

Long-Term Liabilities
Note payable - Third party	57,734	44,234
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	64,259	50,759

Total Liabilities	$86,234	$73,661

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock 10,000,000, $.001 par value shares
authorized, no shares issued and outstanding
Common stock 200,000,000, $.001 par value shares
authorized; 44,093,276 shares issued and outstanding at	44,093	44,093
June 30, 2018 and December 31, 2017
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(86,234)	(73,661)

Total Stockholders' Deficit	(86,234)	(73,661)

Total Liabilities and Stockholders' Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statement of Operations

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	-Unaudited-	-Unaudited-	-Unaudited-	-Unaudited-

Revenues	$-	$-	$-	$-

Operating expenses:
Other operating expenses	2,310	2,060	6,592	2,710
Professional fees:
Audit fees	2,000	-	4,000	-
Research and development	-	-	-	-
Total expenses	4,310	2,060	10,592	2,710

Loss from operations	(4,310)	(2,060)	(10,592)	(2,710)

Interest expense	(996)	(548)	(1,981)	(1,090)

Net loss	$(5,306)	$(2,608)	$(12,573)	$(3,800)

Net Loss per common shares outstanding-Basic and dilutued:
Net Loss per share attributable to common stockholders	$(0.0001)	$(0.0001)	$(0.0003)	$(0.0001)

Weighted average shares outstanding	44,093,276	44,093,276	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	-Unaudited-	-Unaudited-

OPERATING ACTIVITIES:
Net loss	$(12,573)	$(3,800)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	(2,968)	2,600
Accrued interest	1,982	1,090
Advances payable-officer	60	110

Net cash (used ) in operating activities	(13,500)	-

FINANCING ACTIVITIES:
Proceeds from borrowing	13,500	-

Cash flows from financing activities	13,500	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form 10-12G/A for the years ended December 31, 2017 and 2016 (the “2017 Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

The Company is a start-up venture with little or no operating history and has no revenues. In its development stages and infancy, the officers of the Company spent considerable time and effort in research and development in order to create a niche in the cannabis industry.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's development stage losses.

The Company currently has no revenues and has incurred losses during its development stage. As of June 30, 2018, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2018. These principal factors raise substantial doubt concerning the Company's ability to continue as a going concern. Management has financed the Company's operations principally through loans from its President who is also a principal shareholder and third part financing. It is the Company's intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three and six months ended June 30, 2018 and 2017.

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

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2018 and 2017 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $57,734 and $44,234 as at June 30, 2018 and December 31, 2017, respectively. payable at 8% interest and due June 30, 2020. The note is convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share. As of June 30, 2018, and December 31, 2017 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its' majority shareholder and President with a principal balance due in the amount of $6,525 as at June 30, 2018 and December 31,2017 payable at 7% interest maturing June 30, 2020.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock and as of June 30, 2018 and December 31, 2017, the Company had 44,093,276 shares of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $57,734 as of June 30, 2018

The following balances existed with related parties:

	June 30,	December 31,
	2018	2017

Balance sheet:
Advances Payable -officer	$485	$425
Accrued Interest	$11,629	$9,647

Income Statement
Interest expense	$1,981	$2,404

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.   This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Registration Statement on Form 10-12G/A as of and for the years ended December 31, 2017 and 2016. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Results of Operations

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(4,310)	(2,060)	(2,250)	109%
Other expense-interest	(996)	(548)	(443)	81%
Net loss	$(5,306)	$(2,608)	$(2,693)	103%

For the three months ended June 30, 2018, the Company reported a net loss of $5,306 as compared to a net loss of $2,608 for the three months ended June 30, 2017. The 103% increase in net loss for the three months ended June 30, 2018 mainly resulted from $4,310 in general and administrative expenses relating to professional fees, public listing and registration fees, and $986 in interest expense.

Total operating expenses were $4,306 for the three months ended June 30, 2018 compared to $2,060 for the three months ended June 30, 2017. The 109% increase was primarily attributable to audit and review service fees of $2,000 and increases in professional fees of $2,000.

Interest expense costs were $986 for the three months ended June 30, 2018 compared to $548 for the three months ended June 30, 2017. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(10,592)	(2,710)	(7,882)	291%
Other expense-interest	(1,981)	(1,090)	(891)	82%
Net loss	$(12,573)	$(3,800)	$(8,773)	231%

For the six months ended June 30, 2018, the Company reported a net loss of $12,573 as compared to a net loss of $3,800 for the six months ended June 30, 2017. The 231% increase in net loss for the six months ended June 30, 2018 mainly resulted from $10,592 in general and administrative expenses relating to professional fees, public listing and registration fees, and $1,981 in interest expense.

Total operating expenses were $10,592 for the six months ended June 30, 2018 compared to $2,710 for the six months ended June 30, 2017. The 231% increase was primarily attributable to expenses from the Company’s edgar service fees of $1,932 relating to SEC filing documents and increases in audit and professional fees of $8,000.

Interest expense costs were $1,981 for the six months ended June 30, 2018 compared to $1,090 for the six months ended June 30, 2017. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $21,976 at June 30, 2018 as compared to a working capital deficit of $22,902 at December 31, 2017, representing an increase in working capital deficit by $926.

We had cash of $0 and $0, respectively, as of June 30, 2018 and December 31, 2017.

Operating Activities:

For the six months ended June 30, 2018, cash flow used for operating activities was $13,500 compared to $-0- for the six months ended June 30, 2017. The increases in cash flow used for operating activities for both periods primarily due to increases in operating expenditures.

Financing Activities:

Net cash flows provided by financing activities for the six months ended June 30, 2018 was an additional borrowing of $13,000 from the third party lender added to its existing convertible note, compared to zero for the six months ended June 30, 2017.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $57,734 which bears interest at 8% per annum, maturing June 30, 2020 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2. A term loan payable to an officer of $6,525 which is unsecured, 7% interest bearing maturing June 30, 2020.

Transaction with Related Parties:

On November 9, 2017, $18,110 of Advances Payable- Officer covering expenses paid for by the company’s president Dawn Cames relating to public listing, legal and audit fees and stock transfer costs, were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Registration Statement on Form 10-12G/A for the years ended December 31, 2017 and 2016, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Registration Statement on Form 10-12G/A for the years ended December 31, 2017 and 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: October 15, 2018	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer

Page 19