Form 10-Q/A
period 2018-03-31
FICAAR, INC
filed 2018-10-22
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-33467

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia
(State of incorporation)	(IRS Employer Identification No.)

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

Explanatory Note

Ficaar, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on October 18 2018 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

ITEM 6.	EXHIBITS

Exhibits

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Filed with the Original Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: October 22, 2018	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer