Form 10-Q/A
period 2018-06-30
FICAAR, INC
filed 2018-10-22
CIK 1144546

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

Explanatory Note

Ficaar, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended June 30, 2018, filed with the Securities and Exchange Commission on October 18 2018 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T.

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