Form 10-Q
period 2018-09-30
FICAAR, INC
filed 2018-11-20
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-1144546

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia
(State of incorporation)	(IRS Employer Identification No.)

257 Varet
Brooklyn, New York 11206
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes    ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Emerging growth company	☑
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑

As of November 19, 2018, there were 44,093,276 issued and outstanding shares of the Company’ s common stock.

FICAAR, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	-Unaudited-

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$9,107	$12,830
Accrued Interest	12,908	9,647
Advances payable -officer	485	425

Total Current Liabilities	22,500	22,902

Long-Term Liabilities
Note payable - Third party	65,641	44,234
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	72,166	50,759

Total Liabilities	$94,666	$73,661

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at September 30, 2018 and December 31, 2017	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(94,666)	(73,661)

Total Stockholders' Deficit	(94,666)	(73,661)

Total Liabilities and Stockholders' Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statement of Operations

	For The	For The	For The	For The
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	-Unaudited-	-Unaudited-	-Unaudited-	-Unaudited-

Revenues	$-	$-	$-	$-

Operating expenses:
Other operating expenses	7,153	5,400	13,745	8,110
Professional fees:
Audit fees	-	-	4,000	-
Legal fees	-	5,000	-	5,000
Research and development	-	-	-	-
Total expenses	7,153	10,400	17,745	13,110

Loss from operations	(7,153)	(10,400)	(17,745)	(13,110)

Interest expense	(1,280)	(554)	(3,261)	(1,643)

Net loss	$(8,433)	$(10,954)	$(21,006)	$(14,753)

Net Loss per common shares outstanding-Basic and dilutued:
Net Loss per share attributable to common stockholders	$(0.0002)	$(0.0002)	(0.0005)	$(0.0003)

Weighted average shares outstanding	44,093,276	44,093,276	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2017
	-Unaudited-	-Unaudited-

OPERATING ACTIVITIES:
Net loss	$(21,006)	$(14,753)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	(3,722)	(4,557)
Accrued interest	3,261	1,090
Advances payable-officer	60	110

Net cash (used ) in operating activities	(21,407)	(18,110)

FINANCING ACTIVITIES:
Proceeds from borrowing	21,407	18,110

Cash flows from financing activities	21,407	18,110

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form 10-12G/A for the years ended December 31, 2017 and 2016 (the “2017 Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

The Company currently has no revenues and has incurred losses during its development stage. As of September 30, 2018, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2018. These principal factors raise substantial doubt concerning the Company's ability to continue as a going concern. Management has financed the Company's operations principally through loans from its President who is also a principal shareholder and third part financing. It is the Company's intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three and nine months ended September 30, 2018 and 2017.

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

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $65,641 and $44,234 as at September 30, 2018 and December 31, 2017, respectively. payable at 8% interest and due June 30, 2020. The note is convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share. As of September 30, 2018, and December 31, 2017 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its' majority shareholder and President with a principal balance due in the amount of $6,525 as at September 30, 2018 and December 31,2017 payable at 7% interest maturing June 30, 2020.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock and as of September 30, 2018 and December 31, 2017, the Company had 44,093,276 shares of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $65,641 as of September 30, 2018

The following balances existed with related parties:

	September 30,	December 31,
	2018	2017
Balance sheet:
Advances Payable -officer	$485	$425
Accrued Interest	$12,908	$9,647
Income Statement
Interest expense	$3,261	$2,404

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

Management is currently seeking to identify a suitable warehouse building in the county of Los Angeles, California to “test” the business model. The ideal location will have 10,000 square foot in an area properly zoned for cannabis cultivation. Management estimates that such a location may cost approximately $3,000,000.00. Management expects to locate a suitable location during the fiscal quarter ending December 31, 2018 and discussions are underway for entering into a purchase agreement for such property.

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

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Results of Operations

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$-	$-	$-	%
Operating expenses	(7,153)	(10,400)	3,247	(31)%
Other expense-interest	(1,280)	(554)	(726)	131%
Net loss	$(8,433)	$(10,954)	$2,521	(23)%

For the three months ended September 30, 2018, the Company reported a net loss of $8,433 as compared to a net loss of $10,954 for the three months ended September 30, 2017. The 23% decrease in net loss for the three months ended September 30, 2018 mainly resulted from $3,247 decrease in general and administrative expenses relating to reductions in stock listing fees offset by additional domain and trademark registration fees, and $726 in interest expense.

Total operating expenses were $7,153 for the three months ended September 30, 2018 compared to $10,400 for the three months ended September 30, 2017. The 31% increase was primarily attributable to reductions in stock listing fees offset by increases in domain and trademark registration fees of $2,225.

Interest expense costs were $1,280 for the three months ended September 30, 2018 compared to $554 for the three months ended September 30, 2017. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$-	$-	$-	%
Operating expenses	(17,745)	(13,110)	(4,635)	35%
Other expense-interest	(3,261)	(1,643)	(1,618)	98%
Net loss	$(21,006)	$(14,753)	$(6,253)	42%

For the nine months ended September 30, 2018, the Company reported a net loss of $21,006 as compared to a net loss of $14,753 for the nine months ended September 30, 2017. The 42% increase in net loss for the nine months ended September 30, 2018 mainly resulted from $4,635 in general and administrative expenses relating to professional fees, public listing and registration fees, and $1,618 in interest expense.

Total operating expenses were $17,745 for the nine months ended September 30, 2018 compared to $13,110 for the nine months ended September 30, 2017. The 35% increase was primarily attributable to expenses from the Company’s edgar service fees of $2,810 relating to SEC filing documents and increases in audit and professional fees of $5,000.

Interest expense costs were $3,261 for the nine months ended September 30, 2018 compared to $1,643 for the nine months ended September 30, 2017. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $22,500 at September 30, 2018 as compared to a working capital deficit of $22,902 at December 31, 2017, representing an decrease in working capital deficit by $402.

We had cash of $0 and $0, respectively, as of September 30, 2018 and December 31, 2017.

Operating Activities:

For the nine months ended September 30, 2018, cash flow used for operating activities was $21,407 compared to $18,110 for the nine months ended September 30, 2017. The increases in cash flow used for operating activities for both periods primarily due to increases in operating expenditures.

Financing Activities:

Net cash flows provided by financing activities for the nine months ended September 30, 2018 was an additional borrowing of $21,407 from the third-party lender added to its existing convertible note, compared to $18,110 for the nine months ended September 30, 2017.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $65,641 which bears interest at 8% per annum, maturing June 30, 2020 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Ficaar, Inc.

Date: November 19, 2018	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer

Page 19