Form 10-Q/A
period 2018-09-30
FICAAR, INC
filed 2018-11-21
CIK 1144546

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

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☑	Emerging growth company	☑
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐        No   ☑

As of November 19, 2018, there were 44,093,276 issued and outstanding shares of the Company’s common stock.

Explanatory Note

Ficaar, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the Securities and Exchange Commission on November 19, 2018 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Filed with the Original Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: November 20, 2018	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer