Form 10-K
period 2018-12-31
FICAAR, INC
filed 2019-04-15
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

Commission file number: 000-1144546

FICAAR, INC.

(Exact name of registrant as specified in its charter)

Georgia
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

257 Varet Street,
Brooklyn, New York 11206

(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 719-5290

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on April 12, 2019, was $ (Not Available).

As of April 12, 2019, the Registrant had 44,093,276 issued and outstanding shares of common stock.

Documents incorporated by reference:

None

i

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

Some factors that might cause such differences are described in the section entitled “Risk Factors” in this Report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

●	Competition from other similar companies;
●	Regulatory limitations on the products we can offer and markets we can serve;
●	Other changes in the regulation of medical and recreational cannabis use;
●	Changes in underlying consumer behavior, which may affect the business of our customers;
●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;
●	Challenges with new products, services and markets; and
●	Fluctuations in the credit markets and demand for credit.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

The following description of the business of Ficaar Inc. should be read in conjunction with the information included elsewhere in this Report. Unless the context indicates otherwise, references to the words “we,” “us,” “our,” “Ficaar,” and the “Company” in this Report refer to Ficaar Inc.

ii

PART 1

ITEM 1. BUSINESS

Our Corporate History and Background

Ficaar, Inc. (the “Company”) was incorporated in July 2001 in the State of Georgia under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007. The Company operates its business through its wholly owned subsidiary, STANDARD CANNA, INC. (“Standard”), a Florida corporation formed in 2014, and its wholly owned subsidiaries, STANDARD CULTIVATION SYSTEMS INC., a Colorado corporation formed in 2014, and STANDARD PROPERTY GROUP INC., a California corporation formed in 2014; and PRECIOUS HOLDINGS, INC. formed in April of 2011 in the state of Delaware.

The Company’s fiscal year end is December 31.

In August 2012, certain shareholders of the Ficaar (the “Shareholders”), representing a majority of the issued and outstanding common stock of Ficaar, entered into an agreement and consummated such agreement with Sneaker Charmz, Inc., a Delaware corporation, whereby 72,020,000 shares of common stock of Ficaar was assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, Ficaar and David Cicalese consummated a transaction where the shares of common stock of Ficaar owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese and Mr. Cicalese transferred his ownership of Sneaker Charmz to Ficaar. Thus Sneaker Charmz became a wholly owned subsidiary of Ficaar and Mr. Cicalese owned85% of the total issued and outstanding common stock of Ficaar.

In January 2014, Mr. David Cicalese, President, a member of the Board of Directors and majority shareholder of Ficaar, contributed 100 shares of Precious Holdings, Inc., a Delaware corporation, which consists of all of the issued and outstanding equity of Precious Holdings, Inc. Thus Precious Holdings Inc. became a wholly owned subsidiary of the Company.

On November 16, 2014, we acquired 100% of the outstanding common stock of STANDARD CANNA, INC. (“Standard”), a Florida corporation, and its wholly owned subsidiaries, STANDARD CULTIVATION SYSTEMS INC., a Colorado corporation; and STANDARD PROPERTY GROUP INC., a California corporation, in exchange for 110,000 shares of our common stock pursuant to a Transfer Agreement (the “Agreement”), by and among, the Company and Jonas Zetzel, sole shareholder of Standard.

In addition, on July 28, 2015, the Company transferred its ownership in Sneaker Charmz, Inc., a Delaware corporation, to David Cicalese, our sole officer and director and majority shareholder in exchange for 42,000,000 shares of our common stock. Thus reducing Mr. Cicalese’s share ownership of the Company from 72,020,000 to 30,020,000 shares of our common stock.

The business of the Company, operating through its wholly owned subsidiary, Standard, is the purchase, development and operation of growing space and related facilities and leasing the facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local law.

In July 2015, the Board of Directors and shareholders representing a majority of the issued and outstanding common stock of the Company appointed Dawn Cames as President of the Company and a member of its Board of Directors. In connection with Ms. Cames appointment, she was issued 1,300,000 shares of common stock of the Company.

Our stock currently is quoted on OTC Markets under the symbol “FCAA”.

Corporate Structure

We operate through our five wholly owned subsidiaries: (a) Standard Canna, Inc. (“Standard”), a Florida corporation, (b) Standard Cultivation Systems Inc., a Colorado corporation (c) Standard Property Group Inc., a California corporation (d) Precious Holdings, Inc. a Delaware Corporation and; (e) Sneaker Charmz, Inc., a Delaware corporation.

Our Products and Services

The business of the Company, operating through its wholly owned subsidiary, Standard, is the purchase, development and operation of growing space and related facilities and leasing the facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local law.

We plan to provide services and solutions to the regulated cannabis industry throughout the United States by acquiring and developing growing space and related facilities and leasing areas within our facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local law.

As of the date of this filing, the Company has not earned any revenues in connection with this business model.

The Company’s executive office is located at 257 Varet Street, Brooklyn, New York 11206. The Company’s telephone number is (212) 719-5290.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on January 1st .

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Competition

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.

Intellectual Property

On July 9, 2018, the Company submitted a trademark application under Serial Number 88029748 with respect to “STANDARD CANNA” with the United States Patent and Trademark Office (“USPTO”). The trademark application is still under examination by the USPTO and as of the date of filing, the trademark is not yet registered. Any encroachment upon the company’s proprietary information, including the unauthorized use of its brand name or trademarks, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending any potential litigation related to infringement.  Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trademarks, trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government Regulations

Marijuana is a Schedule-I controlled substance and is illegal under federal law.   Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.   The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  If the federal government decides to enforce the Controlled Substances Act with respect to marijuana in those states whit it is legal under state law, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of this filing, 33 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, 10 states and the District of Columbia have legalized cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump administration has indicated that it is not in favor of the legalization of marijuana, and on January 4, 2018, U.S. Attorney General Jeff Sessions rescinded the Obama-era Department of Justice guidance (the “Cole Memo”) that essentially kept the DOJ’s hands-off state-legal marijuana operators.

The effect of the Sessions Memo is yet unclear, though this is will likely make it much more difficult for businesses in this sector to secure traditional funding, since FinCEN’s 2014 guidance heavily relied on the Cole Memo and DOJ banking memo, both of which are now rescinded. FinCEN could still reinforce its own guidance, but that’s going to be hard to do without these other memos in place. Many financial institutions will likely stop providing banking services to the cannabis industry. Additionally, it is likely that some investors and landlords will pull out of the industry as well for fear of asset forfeitures and secondary criminal liability.

This change (and any change in the federal government’s enforcement of current federal laws) could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government or the enactment of new and more restrictive laws.

Licensing and Local Regulations

Where applicable, we will apply for state licenses or similar approvals that are necessary to conduct our business in compliance with local laws.

Local laws at the county and municipal level add an additional layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail, distribution, manufacturing or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments or local voter referendum and may otherwise be restricted by state laws. For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There may be similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, discretionary approvals may be required for certain uses, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

Employees

As of the date of this registration, the Company has no full-time employees. There are currently no employment agreements with our officers and directors, and although the Company does not believe this will occur, our officers and directors may choose to terminate their employment at any time. The Company’s activities are managed by the Company’s Directors and Officers.

The officers of the Company have the same powers and duties with respect to the management of the business affairs for the Company and the oversight of the day-to-day management operations for the Company as officers of a business would have. They perform such other reasonable duties (taking into consideration the person’s position in the Company) as may be prescribed by the Board of Directors of the Company from time to time. They are obligated to use best efforts to serve the Company faithfully and promote its best interests and shall devote all of his or her business time, attention and services to the faithful and competent discharge of such duties.

Corporate Contact Information

Our principal executive offices are located at 247 Varet St., Brooklyn, NY 11206; Telephone No.: (212) 719-5290. Our website http://www.standardcanna.net is presently under construction and its content will soon be available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by Item 304 of Regulation S-K. However, there are certain considerations involving cannabis, related activities which we shall discuss here. See also “Cautionary Note Regarding Forward-Looking Statements.

Risks Relating to Our Business and Industry

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements includes a going concern opinion expressing substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in December 2007. We have not generated any revenues from inception (December, 2007) to December 31, 2018 and had an accumulated deficit of $117,398 as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

We have a limited operating history in an evolving industry, and may never be profitable. Since we have only limited operations and have an unproven business plan, it is difficult for potential investors to evaluate our business. There can be no assurance that we will be profitable or that the securities which may be sold in this offering will have any value.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $43,737 and $30,211, respectively, in the years ended December 31, 2018 and 2017. As of December 31, 2018, we had an accumulated deficit of $117,398. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

As we grow, we expect to continue to expend substantial financial and other resources on:

●	personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;

●	expenses relating to increased marketing efforts;

●	strategic acquisitions of businesses and real estate; and

●	general administration, including legal, accounting and other compliance expenses related to being a public company.

These expenditures are expected to increase and may adversely affect our ability to achieve and sustain profitability as we grow. Our efforts to grow our business may also be costlier than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including the other risks described in this Report, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease. We need additional capital to implement our business plan. We need capital to purchase or lease space to implement our business plans and to offer our planned services to the cannabis industry. We do not know what the terms of any future capital raising may be but any future sale of our equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. Our failure to obtain the capital which we require may result in the slower implementation of our business plan.

We need additional capital to implement our business plan. To date our operations have been funded primarily from the proceeds of convertible loans and third party and related party loans. We need capital to purchase or lease space to implement our business plans and to offer our planned services to the cannabis industry. We do not know what the terms of any future capital raising may be but any future sale of our equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. Our failure to obtain the capital which we require may result in the slower implementation of our business plan.

We may be unable to acquire the properties that are critical to our proposed business. Our business plan involves the acquisition of properties which will be sold or leased to licensed marijuana growers and dispensary owners for their operations. There can be no assurance that we will be able to obtain the capital needed to purchase any properties.

Our proposed business is dependent on laws pertaining to the marijuana industry. Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress for the industry, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

As of the date of this filing 33 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon, Nevada, California, Massachusetts, Maine, Michigan, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, the new Trump administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis, if we lease buildings to growers of marijuana, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

The marijuana industry faces strong opposition. It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry.  We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue.  For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies.  Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.  Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry could have a detrimental impact on our proposed business.

Cannabis Remains Illegal Under Federal Law. State Cannabis laws and regulations that allow medicinal and recreational Cannabis production, distribution and use are in conflict with the Federal Controlled Substances Act (the “CSA”), which classifies Cannabis as a schedule-I controlled substance and makes Cannabis use and possession illegal on a national level. This prohibits Cannabis transactions across state lines and creates many other problems for Cannabis companies.

As the possession, cultivation, use and distribution of cannabis is illegal under the CSA, any person engaged in such activities may be deemed to be conducting or aiding and abetting illegal activities. As a result, the Company and possibly one or more investors may be subject to enforcement actions and/or prosecution by law enforcement authorities.

Law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may bring an action or actions against the Company, its management and/or possibly one or more investors claiming that the Company and/or such individuals are guilty of engaging in, or aiding and abetting another’s, criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, the Company may be forced to cease operations and our investors could lose their entire investment. In any such action, the Company’s assets may be subject to forfeiture and the investors could additionally face fines, penalties or the possibility of criminal prosecution.

Possibility of RICO lawsuit. As cannabis is a Schedule 1 controlled substance and illegal under Federal law, those who may have disputes with or claims against the Company can allege violations of the Federal Racketeer Influenced and Corrupt Organizations (RICO) Act 18 U.S.C. § 1961 by citing three “predicate acts” -- three violations of Federal law. Under RICO Plaintiffs can claim up to three times their actual damages. Currently, there are at least three pending cases that are moving forward based upon RICO claims in states where cannabis is legal under state law. We cannot predict the outcome of these cases, but any litigation could severely strain the resources of the Company and have a material adverse effect on our ability to continue in business.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business.   We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Persons that may rent properties from, or otherwise do business with us , may have difficulty accessing the service of banks, which may make it difficult to conduct business. As discussed above, the use of marijuana is illegal under federal law.  Therefore, most banks do not accept for deposit funds from the legal cannabis industry and therefore do not do business with the entities involved in the cannabis industry.  The inability of people that may rent properties from, or otherwise do business with us, to open accounts and otherwise use the services of banks may have a material adverse effect on our business operations since these entities will be required to pay us in cash or with money orders. Since the monthly rent or fees we may charge could be substantial, paying in cash or with money orders may be difficult.

Potential competitors could duplicate our business model. There is no aspect of our business which is protected by patents, copyrights, trademarks, or trade names. As a result, potential competitors could duplicate our business model with little effort.

We are dependent on our management team and the loss of any of these individuals would harm our business. Our future success depends largely upon the management experience, skill, and contacts of our officers and directors. The loss of the services of either of these officers, whether as a result of death, disability or otherwise, may have a material adverse effect upon our business.

We need additional capital to implement our business plan. We need capital to purchase or lease space to implement our business plans and to offer our planned services to the cannabis industry. We do not know what the terms of any future capital raising may be but any future sale of our equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. Our failure to obtain the capital which we require may result in the slower implementation of our business plan.

We may be unable to acquire the properties that are critical to our proposed business. Our business plan involves the acquisition of properties which will be sold or leased to licensed marijuana growers and dispensary owners for their operations. There can be no assurance that we will be able to obtain the capital needed to purchase any properties.

Our future success depends on our ability to grow and expand our customer base and operational territory.

Our success and the planned growth and expansion of our business depend on our products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of our operations into new markets. However, there can be no assurance that customers will purchase our products and/or services, or that we will be able to continually expand our customer base. Additionally, if we are unable to effectively market or expand our product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy.

Operating in new markets may expose us to new operational, regulatory or legal risks and subject us to increased compliance costs. We may need to modify our existing business model and cost structure to comply with local regulatory or other requirements. Facilities we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis, may have higher construction, occupancy or operating costs, and may present different competitive conditions, consumer preferences and spending patterns than we anticipate.

Any of the above could materially impair our ability to increase sales and revenue.

We do not intend to pay dividends for the foreseeable future.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on our earnings and financial condition, as well as on other business and economic factors affecting our business, as our board of directors may consider relevant. Our current intention in the foreseeable future is to apply net earnings, if any, to increasing our capital base and our development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock and, in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases compared to the price at which you purchased our common stock.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The common stock of the Company has been assigned the trading symbol “FCAA” but the common stock does not trade at this time and has zero volume.

As of the date of this registration statement, there are approximately 109 holders of record of our common stock.

Once trading commences it will be difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	regulatory developments at the federal, state or local level; announcements of new products, services,
●	relationships with strategic partners, acquisitions or other events by us or our competitors;
●	changes in general economic conditions;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of similar companies in our industry;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	actual or anticipated changes in our operating results or fluctuations in our operating results;
●	major catastrophic events;
●	sales of large blocks of our stock;
●	or departures of key personnel.

The applicability of “penny stock rules” to broker-dealer sales of our common stock may have a negative effect on the liquidity and market price of our common stock. Trading in our shares is subject to the “penny stock rules” adopted pursuant to Rule 15g-9 of the Exchange Act, which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000, or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the penny stock rules may affect the ability of broker-dealers to sell shares of common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. You may also find it difficult to obtain accurate information about, and/or quotations as to the price of our common stock.

We may face continuing challenges in complying with the Sarbanes-Oxley Act, and any failure to comply or any adverse result from management’s evaluation of our internal control over financial reporting may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures as of December 31, 2017 were not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the December 31, 2017, management had identified the following material weaknesses:

We had not performed a risk assessment and mapped our processes to control objectives; we had not implemented comprehensive entity-level internal controls; we had not implemented adequate system and manual controls; and we did not have sufficient segregation of duties.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company is provided office space without charge by David Cicalese, the Company’s Secretary, Chairman and majority shareholder at 257 Varet Street, Brooklyn, New York 11206.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The common stock of the Company has been assigned the trading symbol “FCAA” but the common stock does not trade at this time and has zero volume.

Holders

As of the date of this registration statement, there are approximately 109 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Registration Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Registration Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below.

We define our accounting periods as follows: “fiscal 2018” – January 1, 2018 through December 31, 2018.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended December 31, 2018 and December 31, 2017. The MD&A should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 (“Annual Financial Statements”).

The MD&A and Annual Financial Statements have been prepared in accordance with general accepted principles in the United States of America (“GAAP”).

All significant intercompany balances and transactions were eliminated on consolidation.

Company History and Summary

Ficaar, Inc. (the “Company”) was incorporated in July 2001 in the State of Georgia under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007. The Company operates its business through its wholly owned subsidiary, Standard Canna, Inc. (“Standard”), a Florida corporation formed in 2014, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation formed in 2014; and Standard Property Group Inc., a California corporation formed in 2014; as well as Precious Holdings, Inc. was formed in April of 2011 in the state of Delaware and is wholly owned by the Company.

The Company’s fiscal year end is December 31.

In August 2012, certain shareholders of Ficaar (the “Shareholders”), representing a majority of the issued and outstanding common stock of Ficaar, entered into an agreement and consummated such agreement with Sneaker Charmz, Inc., a Delaware corporation, whereby 72,020,000 shares of common stock of Ficaar were assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, Ficaar and David Cicalese consummated a transaction where the shares of common stock of Ficaar owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese and Mr. Cicalese transferred his ownership of Sneaker Charmz to Ficaar. Thus Sneaker Charmz became a wholly owned subsidiary of Ficaar and Mr. Cicalese owns 68% of the total issued and outstanding common stock of Ficaar.

In January 2014, Mr. David Cicalese, President, a member of the Board of Directors and majority shareholder of Ficaar, contributed 100 shares of Precious Holdings, Inc., a Delaware corporation, consisting of all of the issued and outstanding equity of Precious Holdings, Inc. Thus, Precious Holdings Inc. became a wholly owned subsidiary of the Company.

On November 16, 2014, we acquired 100% of the outstanding common stock of Standard Canna, Inc. (“Standard”), a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation, in exchange for 110,000 shares of our common stock pursuant to a Transfer Agreement (the “Agreement”), by and among, the Company and Jonas Zetzel, sole shareholder of Standard.

In addition, on July 28, 2015, the Company transferred its ownership in Sneaker Charmz, Inc., a Delaware corporation, to David Cicalese, our sole officer and director and majority shareholder in exchange for 42,000,000 shares of our common stock. Thus reducing Mr. Cicalese’s share ownership of the Company from 72,020,000 to 30,020,000 shares of our common stock.

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

In July 2015, the Board of Directors and shareholders representing a majority of the issued and outstanding common stock of the Company appointed Dawn Cames as President of the Company and a member of its Board of Directors. In connection with Ms. Cames appointment, she was issued 1,300,000 shares of common stock of the Company.

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

Each space will be a full-scale commercial cultivating facility with bay door access, adequate flowering, vegetative growth and propagating space including but not limited to access to large areas for harvesting and state of the art curing chambers. Our security will be on premise 24 hours per day. An IT camera system will be operational monitoring the inside and outside of the facility. Our design model is fully scalable. We believe that the cornerstone of our model is maximizing yields by properly implementing cutting edge technology that will maintain an ideal controlled environment for our tenant cultivators. This begins with an advanced controlled environment that is protected from the outside environment. Specialized HVAC systems will maintain a constant temperature, humidity, airflow and CO2 with precise controls. High intensity discharge lighting systems will provide the ideal environment for growing. An integrated irrigation system can be modified to each tenant’s specifications and requirements.

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

Management is currently seeking to identify a suitable warehouse building in the county of Los Angeles, California to “test” the business model. The ideal location will have 10,000 square foot in an area properly zoned for cannabis cultivation. Management estimates that such a location may cost approximately $3,000,000.00. Management expects to locate a suitable location during the fiscal quarter ending September 30, 2019 and entering into a purchase agreement for such property.

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws as set forth herein. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the third quarter of 2019.

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

Management anticipates that the buildout of the property will take at least six (6) months following the date of the consummation of the purchase of the property. Prior to the consummation of the buildout of the property, Management anticipates hiring employees to manage the property and engage the tenant cultivators. Assuming a suitable property is located and secured with a purchase agreement and the property purchase is closed during the third quarter of 2019, the property will be ready to lease to tenant cultivators by the fourth quarter of 2019 which would generate the initial revenue of the Company. The company expects to utilize private funding sources to finance the build out of the property. No agreements or commitments for such funding have been offered. Management anticipates that it will need to provide security for the financing of the property and the buildout of the property by way of a mortgage on the property as well as a security agreement for the equipment purchased in the buildout.

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

In addition, other laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act (known as “CERCLA”) and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

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

The Company has purchased the following domain names (pursuant to the Purchase Agreement):

www.standardcanna.com

www.standardcultivation.com

www.standardgrow.com

Cannabis Related Operations

In addition to our real estate plans, we are actively pursuing investment opportunities with either financing or using our stock or currency in the rapidly growing cannabis industry in the United States and Canada. We intend to invest in companies or acquire such companies positioned to make a significant impact within the cannabis industry. We believe these early stage investments provide emerging companies with access to larger capital sums to help elevate their status from start-ups to mature and durable brand leaders. We intend to search out investment opportunities such as this that we believe will capitalize on the fast-growing cannabis industry.

How We Intend to Generate Revenue

Cannabis Commercial Real Estate

We intend to generate revenue by owning and leasing specialized real estate to cannabis growers in compliance with state and local laws. As such, we intend to actively locate the best opportunities for real property acquisitions in the cannabis industry. With the assistance of our consultants, cannabis industry experts, we have developed specific criteria in terms of the suitability of existing structures as well as plans for new constructions projects. The criteria is centered around the needs of cannabis growers which will be our tenants which we will charge rent. It is anticipated that each property will be remodeled, in the case of existing structures; and designed, in the case of new construction, to contain numerous independent growers. The purchase of specialized cannabis properties, however, will also entail researching industrial zoned real estate where we believe state and local law now permits, or in the future may permit, the legal cultivation of cannabis. We do not grow, harvest, cultivate, possess, distribute or sell cannabis. However, because we may act as landlord to tenants who do directly engage in the cultivation, distribution and sale of cannabis, we plan to exercise appropriate and reasonable care to screen our tenants and verify that our tenants are in compliance with the state and local rules.

We are mindful of the risks involved in leasing property to those involved in the cannabis industry. While we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities to growers of marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings. In addition, because the scrutiny FinCEN placed on financial institutions, it may be difficult for tenants to acquire and maintain bank accounts. This could greatly interfere with our business operations. We may also experience adverse tax consequences should it be determined that our income is subject to Section 280E of the IRS Code.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Comparison of Year Ended December 31, 2018 to Year Ended December 31,2017

Results of Operations

For the year ended December 31, 2018, the Company reported a net loss of $43,737 as compared to a net loss of $30,211 for the year ended December 31, 2017. The 45% increase in net loss for the year ended December 31, 2018 mainly resulted from $39,038 in general and administrative expenses relating to professional fees, public listing and registration fees, and $4,699 in interest expense.

Total operating expenses were $39,038 for the year ended December 31, 2018 compared to $27,807 for the year ended December 31, 2017. The 41% increase was primarily attributable to increases in expenses of $10,000 in costs associated with edgarization SEC filings, increases in audit fees of $4,000, $10,000 in accounting preparation, offset by $11,000 in decreases in legal and stock listing expenses.

Interest expense costs were $4,699 for the year ended December 31, 2018 compared to $2,404 for the year ended December 31,2017. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

 As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $41,032 at December 31, 2018 as compared to a working capital deficit of $22,902 at December 31, 2017, representing an increase in working capital deficit by $18,130.

Net cash and cash equivalents on hand were zero as at December 31, 2018 and December 31, 2017. The decrease in cash was mainly attributable to cash used for operating activities of $43,737, offset by $43,737 in non-cash operating expenses.

Operating Activities:

For the year ended December 31, 2018, cash flow used for operating activities was $43,737 compared to $30,211 for the year ended December 31, 2017. The increase in cash flow used for operating activities of $13,526 was primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the year ended December 31, 2018 and year ended December 31, 2017 were zero.

On November 9, 2017, $18,110 of Advances Payable to an officer of the Company were reimbursed by the 3rd party holder of the Convertible Note Payable and added to its existing Convertible Note. Additionally, on December 31, 2018 and 2017, $25,608 and $4,367, respectively, of Advances Payable to the Company’s attorney were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

The Company needs to raise additional capital to fund its operations and development and expansion plans for the next twelve months. Although the Company has previously been successful in raising the funds required for its operations, there can be no assurance that the Company will have sufficient financing to meet its capital requirements or that additional financing will be available on terms acceptable to the Company in the future.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $69,841 which bears interest at 8% per annum, maturing June 30, 2020 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2. A term loan payable to an officer of $6,525 which is unsecured, bearing interest at 7% per annum, maturing June 30, 2020.

Transaction with Related Parties:

On November 9, 2017, $18,110 of Advances Payable- Officer covering expenses paid for by the Company’s president Dawn Cames relating to public listing, legal and audit fees and stock transfer costs, were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

The following are deemed to be the most significant accounting policies affecting us.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the statement of operations.

From the date of our inception we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

 Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a nonmonetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;
●	liquidity or market risk support to such entity for such assets;
●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or
●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the year ended December 31, 2018 had a material effect on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ficaar Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ficaar Inc. ( the “Company”) as of December 31, 2018 and 2017, and the related statements of income, stockholders’ equity, and cash flows, for each of the periods ended December 31, 2018 and December 31, 2017 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018 and 2017 in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2018, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A (Isr)

We have served as the Company’s auditor since 2017.

Jerusalem, Israel

APRIL 15, 2019

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$26,200	$12,830
Accrued Interest	14,347	9,647
Advances payable -officer	485	425

Total Current Liabilities	41,032	22,902

Long-Term Liabilities
Note payable - Third party	69,841	44,234
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	76,366	50,759

Total Liabilities	$117,398	$73,661

Commitments and Contingencies	-	-

Stockholders’ Deficit

Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at December 31, 2018 and 2017	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(117,398)	(73,661)

Total Stockholders’ Deficit	(117,398)	(73,661)

Total Liabilities and Stockholders’ Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Revenues	$-	$-

Operating expenses:
Professional fees:
Audit fees	13,500	9,500
Legal fees	-	5,000
Research and development	-	-
Other operating expenses	25,538	13,307
Total expenses	39,038	27,807

Loss from operations	(39,038)	(27,807)

Interest expense	(4,699)	(2,404)

Net Loss	$(43,737)	$(30,211)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0010)	$(0.0007)

Weighted average shares outstanding	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Consolidated Statements of Stockholders’ Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2015	-	$-	44,093,276	$44,093	$(44,093)	$(33,752)	$(33,752)

Net loss for year ended December 31, 2016						(9,698)	(9,698)

Balance as of December 31, 2016	-	-	44,093,276	44,093	(44,093)	(43,450)	(43,450)

Net loss for year ended December 31, 2017						(30,211)	(30,211)

Balance as of December 31, 2017	-	-	44,093,276	44,093	(44,093)	(73,661)	$(73,661)

Net loss for year ended December 31, 2018						(43,737)	(43,737)

	-	$-	44,093,276	$44,093	$(44,093)	$(117,398)	$(117,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

OPERATING ACTIVITIES:
Net loss	$(43,737)	$(30,211)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	38,977	27,807
Accrued interest	4,700	2,404
Advances payable-officer	60	-

Net cash (used ) in operating activities	-	-

FINANCING ACTIVITIES:
Proceeds from borrowing	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Expenses paid by a related party subject to a note	$-	$18,110
Expenses paid by a non-related party subject to a note	$25,608	$4,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

History

Ficaar, Inc. (the “Company” or “Ficaar”) was incorporated in July 2001 under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007.

The Company operates its business through its wholly owned subsidiary, Standard Canna, Inc. (“Standard”), a Florida corporation formed in 2014, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation formed in 2014; and Standard Property Group Inc., a California corporation formed in 2014; as well as Precious Holdings, Inc. which was formed in April of 2011 in the state of Delaware and is wholly owned by the Company.

In August 2012, certain shareholders of the Ficaar (the “Shareholders”), representing a majority of the issued and outstanding common stock of Ficaar, entered into an agreement and consummated such agreement with Sneaker Charmz, Inc., a Delaware corporation, whereby 72,020,000 shares of common stock of Ficaar was assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, Ficaar and David Cicalese consummated a transaction where the shares of common stock of Ficaar owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese and Mr. Cicalese transferred his ownership of Sneaker Charmz to Ficaar. Thus, Sneaker Charmz became a wholly owned subsidiary of Ficaar and Mr. Cicalese owns 85% of the total issued and outstanding common stock of Ficaar. In addition, the Company divested Medical Cannabis Network, Inc., a company incorporated pursuant to the laws of Delaware and Ficaar’s former wholly-owned subsidiary. Mr. Jason Draizin resigned as an officer and member of Ficaar’s board of directors and Mr. David Cicalese (President and sole member of the Board of Directors of Sneaker Charmz) was appointed as President and a member of the Board of Directors of Ficaar. Following the consummation of the Agreement, Ficaar is engaged in the business of Sneaker Charmz, the development, marketing and sales of designer charms for footwear.

In January 2014, Mr. David Cicalese, President, a member of the Board of Directors and majority shareholder of Ficaar, contributed 100 shares of Precious Holdings, Inc., a Delaware corporation, which consists of all of the issued and outstanding equity of Precious Holdings, Inc. Thus, Precious Holdings Inc. became a wholly owned subsidiary of the Company.

On November 16, 2014, we acquired 100% of the outstanding common stock of Standard Canna, Inc. (“Standard”), a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation, in exchange for 110,000 shares of our common stock pursuant to a Transfer Agreement (the “Agreement”), by and among, the Company and Jonas Zetzel, sole shareholder of Standard.

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

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. These consolidated financial statements include the accounts of Ficaar and its wholly owned subsidiaries, all of which are inactive, Standard Canna, Inc., a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation; and as well as Precious Holdings, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated on consolidation.

Development Stage

The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” The fiscal year end is December 31.

The Company is a start-up venture with little or no operating history and has no revenues. In its development stages and infancy, the officers of the Company spent considerable time and effort in research and development in order to create a niche in the footwear industry.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s development stage losses.

The Company currently has no revenues and has incurred losses during its development stage. As of December 31, 2018, the Company has yet to commence substantial operations. Expenses incurred from July 24, 2012 (date of inception) through December 31, 2018, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2019. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

Income Taxes

The Company accounts for income taxes under ASC 740 (formerly FASB 109) “Accounting For Income Taxes”. Under ASC 740 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates in recognized in income in the period which includes the enactment date.

In June, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” - An interpretation of FASB Statement No. 109 and codified under ASC 740. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions regarding recognition in financial statements. The Company’s evaluation was performed for the tax years, ended December 31, 2018, 2017, 2016, 2015, and 2014 for US federal income tax and state income taxes, the years which remain subject to examination by major tax jurisdictions as of December 31, 2018.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2018 and 2017 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $69,841 and $44,233 as at December 31, 2018 and 2017, respectively. payable at 8% interest and due June 30, 2020. The note is convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share. As of December 31, 2018, and 2017 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at December 31,2018 and 2017 payable at 7% interest maturing June 30, 2020.

NOTE 5 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. The common stock has voting rights. On July 28, 2015, the Company transferred its ownership in Sneaker Charmz, Inc., a Delaware corporation, to David Cicalese, our officer and director and majority shareholder in exchange for 42,000,000 shares of our common stock which were returned to treasury. Thus reducing Mr. Cicalese’s share ownership of the Company from 72,020,000 to 30,020,000 shares of our common stock.

In July 2015, Ms. Dawn Cames was appointed President and a member of the board of directors of the Company and in connection with such appointment, Ms. Cames was issued 1,300,000 shares of common stock of the Company.

Following the aforementioned issuances, as of December 31, 2018, the Company had 44,093,276 shares of common stock issued and outstanding.

Preferred Stock:

The Company has authorized 10,000,000 shares of $.001 par value preferred stock. The Company has no preferred stock issued and outstanding.

NOTE 6 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

NOTE 7 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $69,841 as of December 31, 2018

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

The following balances existed with related parties:

	December 31,	December 31,
	2018	2017

Balance sheet:

Advances Payable -officer	$485	$425

The President of the company made payments on behalf of the Company. On November 9, 2017, $18,110 of Advances Payable to an officer of the Company as of September 30, 2017 were reimbursed by the 3rd party holder of the Note Payable and added to its Note. Additionally, on December 31, 2017, $4,367 of Advances Payable to the Company’s attorney were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Income Statement

Accrued Interest and interest expense	$4,699	$2,404

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the findings of the Company’s present accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company’s disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K were not effective for the following reasons:

a) The Company has limited segregation of duties amongst its employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b) The Company’s has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and officers

Our executive officers and directors of the Company are follows:

Name	Date of Appointment	Position(s)

Dawn Cames	July 2015	President, Director
David Cicalese	August 2012	Secretary, Chairman

The following are brief biographies of the officers and directors:

Dawn Cames, 50, President and member of the Board of Directors

Dawn Cames is an automotive executive with 27 years in the luxury automotive business. Since 2007, Ms. Cames has served as General Manager for JLR Long Island. From 1992 to 2006, Ms. Cames was a Sales Manager for the Long Island Automotive Group. Throughout her career, Ms. Cames has worked with her teams to drive common processes, business results and customer loyalty. Her experience working with national marketing boards has helped Dawn launch new product lines in the very competitive automotive market.

David Cicalese 43, Secretary and Chairman of the Board of Directors

David Cicalese has been an officer of the Company and Member of the Board of Directors since August 2012. Currently, Mr. Cicalese is Secretary of the Company and Chairman of the Board of Directors. Mr. Cicalese is also the President and sole member of the Board of Sneaker Charmz, Inc. (since July 2012). In addition, Mr. Cicalese is the President and Board member of Albrizio Couture Inc. which designs and custom manufactures hats. Mr. Cicalese attended the Fashion Institute of Technology in Manhattan from 1991 until 1994 and is certified in jewelry design, millinery design and accessory creation and design.

Family Relationships

There are no family relationships among our officers and directors.

Board Committees

Our board does not have a standing audit committee, a compensation committee, a nominating and governance committee, or committees performing similar functions, and, therefore, the entire board of directors performs such functions. The Company’s common stock is not currently listed on any national exchange and we are not required to maintain such committees by any self-regulatory agency. Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently and historically has come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.

The Company does not currently have an audit committee financial expert. Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

Director Compensation

Our board does not have any non-employee directors and no additional compensation is paid to any of our employee directors for serving as a director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and person who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3,4, and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they filed. All our officers, directors, and owners of 10% or more of our common stock have not filed their required Forms 3,4, and 5.  Based upon representations from our officers, directors, and owners of 10% or more of our common stock, we believe such filings to occur within 45 days of the date of this filing.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the two years ended December 31, 2018 and 2017, the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer, President, Secretary and Treasurer.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors during 2018 and 2017.

Name/Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive	Non-Qualified Deferred	Other	Total

Dawn Cames	2018	0	0	0	0	0	0	0	0
President, Director	2017	0	0	0	0	0	0	0	0

David Cicalese	2018	0	0	0	0	0	0	0	0
Secretary, Chairman	2017	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

None.

Summary Compensation Table

None of our directors were compensated for services rendered as directors of the Company.

Option Grants. No option grants have been exercised by the executive officers or directors.

Aggregated Option Exercises and Fiscal Year-End Option Value. There have been no stock options exercised by the executive officers or directors.

Long-Term Incentive Plan (“LTIP”) Awards. There have been no awards made to a named executive officers or directors.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by the Company directors, officers and key employees, individually and as a group, and the present owners of 5% or more of its total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Common Stock

Name of Beneficial Owner	No. of Shares Beneficially Owned	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership (1)(2)	Percentage of Combined Voting Power of Common and Preferred Stock
Officers and Directors:

Dawn Cames, President (1)	2,433,334	0	5.51%	5.51%

David Cicalese (1)	30,020,000	0	68.08%	68.08%

Christopher Vingiano (2)	3,000,000	0	6.80%	6.80%

(1)	All ownership is beneficial and of record, unless indicated otherwise based on 44,093,276 shares outstanding as of the date of this registration statement. The address for all officers and directors is 30 West 39th Street, 4th Floor New York, NY 10018.

(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown. Mr. Vingiano’s address of record is 8988 Stone Pier Drive, Boynton Beach, FL 33472.

Preferred Stock

Currently there are no shares of preferred stock of the Company issued and outstanding.

As of December 31, 2018, and December 31, 2017, the Company has 44,093,276 shares of common stock and 0 shares of preferred stock issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and related transactions:

None of our directors are considered to be “Independent Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Dov Weinstein & Co. CPA (ISR). for the fiscal years ended December 31, 2018 and December 31, 2017.

	2018	2017
Audit Fees	$13,500	$9,500
Audit-Related Fees	-	-
Tax Fees	-
All Other Fees	-	-
Total	$13,500	$9,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K:

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to our registration statement on Form 10, File No. 000-33467)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10, File No. 000-33467)
10.1	Form of Convertible Note dated December 15, 2015 with Concorde Consulting Corp.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm(Incorporated by reference to Exhibit 23.1 to our registration statement on Form 10, File No. 000-33467)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officer*
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ficaar, Inc.
(Registrant)

April 15, 2019	By:	/s/ Dawn Cames
Dawn Cames
President

	By:	/s/ Dawn Cames
Dawn Cames
Chief Financial Officer