Form 10-Q
period 2019-03-31
FICAAR, INC
filed 2019-05-13
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes    ☑   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☑
Non-accelerated filer	☐	Emerging growth company	☑
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ficaar, Inc/Common Stock	FCAA	OTCMARKETS-PINK

As of May 3, 2019, there were 44,093,276 issued and outstanding shares of the Company’ s common stock.

FICAAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	-Unaudited-

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$32,501	$26,200
Accrued Interest	15,837	14,347
Advances payable -officer	485	485

Total Current Liabilities	48,823	41,032

Long-Term Liabilities
Note payable - Third party	69,841	69,841
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	76,366	76,366

Total Liabilities	$125,188	$117,398

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at March 31, 2019 and December 31,2018	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(125,188)	(117,398)

Total Stockholders’ Deficit	(125,188)	(117,398)

Total Liabilities and Stockholders’ Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$-	$-

Operating expenses:
Professional fees:
Audit fees	2,000	2,000
Other operating expenses	4,300	4,282
Total expenses	6,300	6,282

Loss from operations	(6,300)	(6,282)

Interest expense	(1,490)	(985)

Net Loss	$(7,790)	$(7,267)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0002)	$(0.0002)

Weighted average shares outstanding	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

OPERATING ACTIVITIES:
Net loss	$(7,790)	$(7,267)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	6,300	985
Accrued interest	1,490	6,232
Advances payable-officer	-	50

Net cash (used ) in operating activities	-	-

FINANCING ACTIVITIES:
Proceeds from borrowing	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2012, certain shareholders of the Ficaar (the “Shareholders”), representing a majority of the issued and outstanding common stock of Ficaar, entered into an agreement and consummated such agreement with Sneaker Charmz, Inc., a Delaware corporation, whereby 72,020,000 shares of common stock of Ficaar was assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, Ficaar and David Cicalese consummated a transaction where the shares of common stock of Ficaar owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese and Mr. Cicalese transferred his ownership of Sneaker Charmz to Ficaar. Thus, Sneaker Charmz became a wholly owned subsidiary of Ficaar and Mr. Cicalese then owning 85% of the total issued and outstanding common stock of Ficaar. In addition, the Company divested Medical Cannabis Network, Inc., a company incorporated pursuant to the laws of Delaware and Ficaar’s former wholly-owned subsidiary. Mr. Jason Draizin resigned as an officer and member of Ficaar’s board of directors and Mr. David Cicalese (President and sole member of the Board of Directors of Sneaker Charmz) was appointed as President and a member of the Board of Directors of Ficaar. Following the consummation of the Agreement, Ficaar is engaged in the business of Sneaker Charmz, the development, marketing and sales of designer charms for footwear.

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

Present Operations

The business of the Company, operating through its wholly owned subsidiary, Standard, is the purchase, development and operation of growing space and related facilities and leasing our facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local law.

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2018, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

The Company currently has no revenues and has incurred losses during its development stage. As of March 31, 2019, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2019. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended March 31, 2019 and 2018.

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

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $69,841 as at March 31, 2019 and December 31, 2018, respectively. With interest payable at 8% per annum and due June 30, 2020. The note is convertible to common stock at the lesser of: (i) a 50% discount to market  price for the Company’s stock; and (ii) $0.01 per share. As of March 31, 2019, and December 31,2018 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at March 31, 2019 and December 31,2018  with interest payable at 7%  per annum maturing June 30, 2020.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of  March 31, 2019 and December 31, 2018, the Company had 44,093,276 shares, respectively, of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $69,841 as of March 31,2019 and December 31, 2018

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

The following balances existed with related parties:

	March 31,	December 31,
	2019	2018

Balance sheet:

Note Payable-Concorde	$69,841	$69,841
Note Payable-D. Cicalese	$6,525	$6,525
Advances Payable -officer	$485	$485
Accrued Interest	$15,837	$14,347

During the year ended December 31, 2018, $25,607 of Advances Payable to the Company’s attorney were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Income Statement

Interest expense	$1,490	$4,699

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.   This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2018 and 2017. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the third quarter of 2019.

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

The Company owns the following domain names (pursuant to the Purchase Agreement):

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

 Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31,2018

Results of Operations

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(6,300)	(6,282)	(18)	(0.3)%
Other expense-interest	(1,490)	(985)	(505)	(51)%
Net loss	$(7,790)	$(7,267)	$(523)	(7)%

For the three months ended March 31, 2019, the Company reported a net loss of $7,790 as compared to a net loss of $7,267 for the three months ended March 31, 2018. The 7% increase in net loss for the three months ended March 31, 2019 mainly resulted from $6,300 in general and administrative expenses relating to professional fees, public listing and registration fees, and $1,490 in interest expense.

Total operating expenses were $6,300 for the three months ended March 31, 2019 compared to $6,282 for the three months ended March 31, 2018. The 0.3% increase was primarily attributable to increases in professional fees of $2,000 offset by decrease from the Company’s edgar service fees of $1,932 relating to SEC filing documents.

Interest expense costs were $1,490 for the three months ended March 31, 2019 compared to $985 for the three months ended March 31, 2018. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $48,823 at March 31, 2019 as compared to a working capital deficit of $41,032 at December 31, 2018, representing an increase in working capital deficit by $7,790.

We had cash of $0 and $0, respectively, as of March 31, 2019 and December 31, 2018.

Operating Activities:

For the three months ended March 31, 2019, cash flow used for operating activities was $7,790 compared to $7,267 for the three months ended March 31, 2018. The increases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the period ended March 31, 2019 and year ended December 31, 2018 were zero.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $69,841 which bears interest at 8% per annum, maturing June 30, 2020 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2. A term loan payable to an officer of $6,525 which is unsecured, interest bearing at 7% per annum maturing June 30, 2020.

Transaction with Related Parties:

During the year ended December 31, 2018, $25,607 of Advances Payable covering expenses paid for by the company’s attorney relating to public listing, audit and accounting fees and stock transfer costs were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: May 13, 2019	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer