Form 10-Q
period 2019-06-30
FICAAR, INC
filed 2019-08-13
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-1144546

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia
(State of incorporation)	(IRS Employer Identification No.)

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

As of August 4, 2019, there were 44,093,276 issued and outstanding shares of the Company’ s common stock.

FICAAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	-Unaudited-

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$17,990	$26,200
Accrued Interest	17,870	14,347
Advances payable -officer	545	485

Total Current Liabilities	36,405	41,032

Long-Term Liabilities
Note payable - Third party	96,239	69,841
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	102,764	76,366

Total Liabilities	$139,169	$117,398

Commitments and Contingencies	-	-

Stockholders’ Deficit

Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at June 30, 2019 and December 31,2018	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(139,169)	(117,398)

Total Stockholders’ Deficit	(139,169)	(117,398)

Total Liabilities and Stockholders’ Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	-Unaudited-	-Unaudited-	-Unaudited-	-Unaudited-

Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees:
Audit fees	2,000	2,000	4,000	4,000
Other operating expenses	9,947	2,310	14,247	6,592
Total expenses	11,947	4,310	18,247	10,592

Loss from operations	(11,947)	(4,310)	(18,247)	(10,592)

Interest expense	(2,034)	(996)	(3,524)	(1,981)

Net Loss	$(13,981)	$(5,306)	$(21,771)	$(12,573)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0003)	$(0.0001)	$(0.0005)	$(0.0003)

Weighted average shares outstanding	44,093,276	44,093,276	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31, 2019	March 31, 2018
	-Unaudited-	-Unaudited-

OPERATING ACTIVITIES:
Net loss	$(21,771)	$(12,573)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	(8,210)	(2,969)
Accrued interest	3,523	1,982
Advances payable-officer	60	60

Net cash (used ) in operating activities	(26,398)	(13,500)

FINANCING ACTIVITIES:
Proceeds from borrowing	26,398	13,500

Cash flows from financing activities	26,398	13,500

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In August 2012, certain shareholders of the Ficaar (the “Shareholders”), representing a majority of the issued and outstanding common stock of Ficaar, entered into an agreement and consummated such agreement with Sneaker Charmz, Inc., a Delaware corporation, whereby 72,020,000 shares of common stock of Ficaar was assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, Ficaar and David Cicalese consummated a transaction where the shares of common stock of Ficaar owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese and Mr. Cicalese transferred his ownership of Sneaker Charmz to Ficaar. Thus, Sneaker Charmz became a wholly owned subsidiary of Ficaar and Mr. Cicalese owned 85% of the total issued and outstanding common stock of Ficaar. In addition, the Company divested Medical Cannabis Network, Inc., a company incorporated pursuant to the laws of Delaware and Ficaar’s former wholly-owned subsidiary. Mr. Jason Draizin resigned as an officer and member of Ficaar’s board of directors and Mr. David Cicalese (President and sole member of the Board of Directors of Sneaker Charmz) was appointed as President and a member of the Board of Directors of Ficaar. Following the consummation of the Agreement, Ficaar is engaged in the business of Sneaker Charmz, the development, marketing and sales of designer charms for footwear.

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

Present Operations

The business of the Company, operating through its wholly owned subsidiary, Standard, concentrates on the purchase, development, operation acquistiion and development of growing space and related facilities and leasing our facilities to marijuana growers and dispensary owners for their operations in jurisdictions where such operations are consistent with state and local law.

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2018, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended June 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

The Company currently has no revenues and has incurred losses during its development stage. As of June 30, 2019, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2019. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder, as well as borrowings from the holder of its third party note. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

FICAAR, INC

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended June 30, 2019 and 2018.

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

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2019 and 2018 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

FICAAR INC., INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $96,239 and $69,841 as at June 30, 2019 and December 31, 2018, respectively, with interest payable at 8% interest and due June 30, 2021. The note is convertible to common stock at the lesser of: (i) a 50% discount to the market price for the Company’s common stock; and (ii) $0.01 per share. As of June 30, 2019, and December 31,2018 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at June 30, 2019 and December 31, 2018 with interest payable at 7% maturing June 30, 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of June 30, 2019, the Company had 44,093,276 shares of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $96,239 and $69,841 as of June 30,2019 and December 31, 2018, respectively

FICAAR INC., INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

The following balances existed with related parties:

	June 30,	December 31,
	2019	2018

Balance sheet:

Advances Payable -officer	$545	$485
Accrued Interest	$17,870	$14,347

During the year ended December 31, 2018, $25,607 of Advances Payable to the Company’s attorney were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Income Statement

Interest expense	$3,524	$4,699

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

 Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30,2018

Results of Operations

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(11,947)	(4,310)	(7,637)	(177)%
Other expense-interest	(2,034)	(996)	(1,038)	(104)%
Net loss	$(13,981)	$(5,306)	$(8,675)	(106)%

For the three months ended June 30, 2019, the Company reported a net loss of $13,981 as compared to a net loss of $5,306 for the three months ended June 30, 2018. The 106% increase in net loss for the three months ended June 30, 2019 mainly resulted from increases of $7,637 in general and administrative expenses relating to professional fees, Edgar service fees and $1,038 in interest expense.

Total operating expenses were $11,947 for the three months ended June 30, 2019 compared to $4,310 for the three months ended June 30, 2018. The 177% increase was primarily attributable to increases in professional fees of $4,500 and an increase from the Company’s Edgar service fees of $3,487 relating to SEC filing documents.

Interest expense costs were $2,034 for the three months ended June 30, 2019 compared to $996 for the three months ended June 30, 2018. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Comparison of Six Months Ended June 31, 2019 to Six Months Ended June 30,2018

Results of Operations

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(18,247)	(10,592)	(7,655)	72%
Other expense-interest	(3,524)	(1,981)	(1,543)	78%
Net loss	$(21,771)	$(12,573)	$(9,198)	73%

For the six months ended June 30, 2019, the Company reported a net loss of $21,771 as compared to a net loss of $12,573 for the six months ended June 30, 2018. The 73% increase in net loss for the six months ended June 30, 2019 mainly resulted from increases of $7,655 in general and administrative expenses relating to professional fees, public listing and registration fees, and $1,543 in interest expense.

Total operating expenses were $18,247 for the six months ended June 30, 2019 compared to $10,592 for the six months ended June 30, 2018. The 72% increase was primarily attributable to increases in professional fees of $6,000 and $1,555 in Edgar service fees relating to SEC filing documents.

Interest expense costs were $3,524 for the six months ended June 30, 2019 compared to $1,981 for the six months ended June 30, 2018. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

        As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $36,405 at June 30, 2019 as compared to a working capital deficit of $41,032 at December 31, 2018, representing an increase in working capital by $4,627.

We had cash of $0 and $0, respectively, as of June 30, 2019 and December 31, 2018.

Operating Activities:

For the six months ended June 30, 2019, cash flow used for operating activities was $26,398 compared to $13,500 for the six months ended June 30, 2018. The increases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the period ended June 30, 2019 were $26,398 compared to $13,500 for the six months ended June 30, 2018, both as a result of additional borrowings from the third party note holder.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $96,239 which bears interest at 8% per annum, maturing June 30, 2021 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2. A term loan payable to an officer of $6,525 which is unsecured, bearing interest at 7% per annum maturing June 30, 2021.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: August 13, 2019	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer