Form 10-Q
period 2019-09-30
FICAAR, INC
filed 2019-11-13
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2019.

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

As of November 13, 2019, there were 44,093,276 issued and outstanding shares of the Company’ s common stock.

FICAAR, INC.

FORM 10-Q

Page i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	-Unaudited-

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$16,773	$26,200
Accrued Interest	19,931	14,347
Advances payable -officer	2,296	485

Total Current Liabilities	39,000	41,032

Long-Term Liabilities
Note payable - Third party	100,695	69,841
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	107,220	76,366

Total Liabilities	$146,220	$117,398

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at September 30, 2019 and December 31,2018	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(146,220)	(117,398)

Total Stockholders’ Deficit	(146,220)	(117,398)

Total Liabilities and Stockholders’ Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	-Unaudited-	-Unaudited-	-Unaudited-	-Unaudited-

Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees:
Audit fees	1,500	-	5,500	4,000
Other operating expenses	3,491	7,153	17,738	13,745
Total expenses	4,991	7,153	23,238	17,745

Loss from operations	(4,991)	(7,153)	(23,238)	(17,745)

Interest expense	(2,060)	(1,280)	(5,584)	(3,261)

Net Loss	$(7,051)	$(8,433)	$(28,822)	$(21,006)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0002)	$(0.0002)	$(0.0007)	$(0.0005)

Weighted average shares outstanding	44,093,276	44,093,276	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	-Unaudited-	-Unaudited-

OPERATING ACTIVITIES:
Net loss	$(28,822)	$(21,006)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	(9,427)	(3,722)
Accrued interest	5,584	3,261
Advances payable-officer	1,811	60

Net cash (used ) in operating activities	(30,854)	(21,407)

FINANCING ACTIVITIES:
Proceeds from borrowing	30,854	21,407

Cash flows from financing activities	30,854	21,407

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2018, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

The Company currently has no revenues and has incurred losses during its development stage. As of September 30, 2019, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2019. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder, as well as borrowings from the holder of its third party note. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended September 30, 2019 and 2018.

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

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $100,695 and $69,841 as at September 30, 2019 and December 31, 2018, respectively. payable at 8% interest and due June 30, 2021. The note is convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share. As of September 30, 2019, and December 31,2018 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at September 30, 2019 and December 31,2018 payable at 7% interest maturing June 30, 2021.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of September 30, 2019, and December 31, 2018, the Company had 44,093,276 shares of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder

Dawn Cames	President

Concorde Consulting	Holder of convertible note of $100,696 and $69,841 as of September 30,2019 and December 31, 2018, respectively

FICAAR, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

The following balances existed with related parties:

	September 30,	December 31,
	2019	2018

Balance sheet:

Advances Payable -officer	$2,296	$485
Accrued Interest	$19,931	$14,347

During the year ended December 31, 2018, $25,607 of Advances Payable to the Company’s attorney were reimbursed by the 3rd party holder of the Note Payable and added to its Note.

Income Statement
Interest expense	$5,584	$4,699

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

Plan of Operations

We continue with the process of identifying properties for purchase in Colorado, Washington and California. These projects include the purchase of existing, currently operating facilities, as well as proposed new construction projects. With the assistance of our consultants, cannabis industry experts, we have developed specific criteria in terms of the suitability of existing structures as well as plans for new constructions projects.

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

Management is currently seeking to identify a suitable warehouse building in the county of Los Angeles, California to “test” the business model. The ideal location will have 10,000 square foot in an area properly zoned for cannabis cultivation. Management estimates that such a location may cost approximately $3,000,000.00. Management expects to locate a suitable location before the end of the fiscal quarter ending March 31, 2020 and entering into a purchase agreement for such property.

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the first quarter of 2020.

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

Management anticipates that the buildout of the property will take at least six (6) months following the date of the consummation of the purchase of the property. Prior to the consummation of the buildout of the property, Management anticipates hiring employees to manage the property and engage the tenant cultivators. Assuming a suitable property is located and secured with a purchase agreement and the property purchase is closed during the first quarter of 2020, the property will be ready to lease to tenant cultivators by the third quarter of 2020 which would generate the initial revenue of the Company. The company expects to utilize private funding sources to finance the build out of the property. No agreements or commitments for such funding have been offered. Management anticipates that it will need to provide security for the financing of the property and the buildout of the property by way of a mortgage on the property as well as a security agreement for the equipment purchased in the buildout.

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

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30,2018

Results of Operations

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(4,991)	(7,153)	(2,162)	(30)%
Other expense-interest	(2,060)	(1,280)	780	61%
Net loss	$(7,051)	$(8,433)	$(1,382)	(16)%

For the three months ended September 30, 2019, the Company reported a net loss of $7,051 as compared to a net loss of $8,433 for the three months ended September 30, 2018. The 16% decrease in net loss for the three months ended September 30, 2019 mainly resulted from decreases of $2,163 in general and administrative expenses relating to professional fees and Edgar service fees offset by an increase of $780 in interest expense.

Total operating expenses were $4,991 for the three months ended September 30, 2019 compared to $7,153 for the three months ended September 30, 2018. The 30% decrease was primarily attributable to decreases in consulting fees of $2,250 and domain and trademark service fees of $2,225, offset by an increase of $1,500 in audit fees.

Interest costs were $2,060 for the three months ended September 30, 2019 compared to $1,280 for the three months ended September 30, 2018. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30,2018

Results of Operations

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(23,238)	(17,745)	5,493	31%
Other expense-interest	(5,584)	(3,261)	2,323	71%
Net loss	$(28,822)	$(21,006)	$7,816	37%

For the nine months ended September 30, 2019, the Company reported a net loss of $28,822 as compared to a net loss of $21,006 for the nine months ended September 30, 2018. The 37% increase in net loss for the nine months ended September 30, 2019 mainly resulted from increases of $5,493 in general and administrative expenses relating to professional fees, public listing and registration fees, and $2,323 in interest expense.

Total operating expenses were $23,238 for the nine months ended September 30, 2019 compared to $17,745 for the nine months ended September 30, 2018. The 31% increase was primarily attributable to increases in professional fees of $5,000 and $2,200 in Edgar service fees relating to SEC filing documents, offset by a decrease of $2,125 in domain and trademark service fees.

Interest expense costs were $5,584 for the nine months ended September 30, 2019 compared to $3,261 for the nine months ended September 30, 2018. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $39,000 at September 30, 2019 as compared to a working capital deficit of $41,032 at December 31, 2018, representing an decrease in working capital by $2,032.

We had cash of $0 and $0, respectively, as of September 30, 2019 and December 31, 2018.

Operating Activities:

For the nine months ended September 30, 2019, cash flow used for operating activities was $30,854 compared to $21,407 for the nine months ended September 30, 2018. The increases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the period ended September 30, 2019 were $30,854 compared to $21,407 for the nine months ended September 30, 2018, both as a result of additional borrowings from the third party note holder.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $100,696 which bears interest at 8% per annum, maturing June 30, 2021 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company’s disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: November 13, 2019	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer