Form 10-K
period 2019-12-31
FICAAR, INC
filed 2021-02-02
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 9, 2020, was $(Not Available)

As of February 1, 2021, the Registrant had 44,093,276 issued and outstanding shares of common stock.

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

Some factors that might cause such differences are described in the section entitled “Risk Factors” in this Report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

●	Competition from other similar companies;

●	Regulatory limitations on the products we can offer and markets we can serve;

●	Other changes in the regulation of medical and recreational cannabis use;

●	Changes in underlying consumer behaviour, which may affect the business of our customers;

●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

●	Challenges with new products, services and markets; and

●	Fluctuations in the credit markets and demand for credit.

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

PART I

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

The Company’s executive office is located at 257 Varet Street, Brooklyn, New York 11206. The Company’s telephone number is (212) 719-5290.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on January 1st.

We cannot predict if investors will find our common stock less attractive to the extent, we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of this filing, 33 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, 11 states and the District of Columbia have legalized cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump administration has indicated that it is not in favor of the legalization of marijuana, and on January 4, 2018, U.S. Attorney General Jeff Sessions rescinded the Obama-era Department of Justice guidance (the “Cole Memo”) that essentially kept the DOJ’s hands-off state-legal marijuana operators.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in December 2007. We have not generated any revenues from inception (December, 2007) to December 31, 2019 and had an accumulated deficit of $156,166 as of December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We generated net losses of $38,768 and $43,737, respectively, in the years ended December 31, 2019 and 2018. As of December 31, 2019, we had an accumulated deficit of $156,166. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

As of the date of this filing 33 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon, Nevada, California, Massachusetts, Maine, Michigan, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration had previously stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, on January 4, 2018, then U.S. Attorney General Jeff Sessions rescinded the Obama-era Department of Justice guidance (the “Cole Memo”) that essentially kept the DOJ’s hands-off state-legal marijuana operators. This change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Persons that may rent properties from, or otherwise do business with us, may have difficulty accessing the service of banks, which may make it difficult to conduct business. As discussed above, the use of marijuana is illegal under federal law.  Therefore, most banks do not accept for deposit funds from the legal cannabis industry and therefore do not do business with the entities involved in the cannabis industry.  The inability of people that may rent properties from, or otherwise do business with us, to open accounts and otherwise use the services of banks may have a material adverse effect on our business operations since these entities will be required to pay us in cash or with money orders. Since the monthly rent or fees we may charge could be substantial, paying in cash or with money orders may be difficult.

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

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

Our ability to start projects and raise funding could be adversely impacted by COVID-19 and the stay at home orders of certain states and localities.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

We define our accounting periods as follows: “fiscal 2019” – January 1, 2019 through December 31, 2019.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended December 31, 2019 and December 31, 2018. The MD&A should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 (“Annual Financial Statements”).

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

Management is currently seeking to identify a suitable warehouse building in the county of Los Angeles, California to “test” the business model. The ideal location will have 10,000 square foot in an area properly zoned for cannabis cultivation. Management estimates that such a location may cost approximately $3,000,000.00. Management expects to locate a suitable location during the fiscal quarter ending June 30, 2021 and entering into a purchase agreement for such property.

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws as set forth herein. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the second quarter of 2021.

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

Management anticipates that the buildout of the property will take at least six (6) months following the date of the consummation of the purchase of the property. Prior to the consummation of the buildout of the property, Management anticipates hiring employees to manage the property and engage the tenant cultivators. Assuming a suitable property is located and secured with a purchase agreement and the property purchase is closed during the second quarter of 2021, the property will be ready to lease to tenant cultivators by the fourth quarter of 2021 which would generate the initial revenue of the Company. The company expects to utilize private funding sources to finance the build out of the property. No agreements or commitments for such funding have been offered. Management anticipates that it will need to provide security for the financing of the property and the buildout of the property by way of a mortgage on the property as well as a security agreement for the equipment purchased in the buildout.

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

The Company has purchased the following domain names (pursuant to the Purchase Agreement):

www.standardcanna.com

www.standardcultivation.com

www.standardgrow.com

Cannabis Related Operations

In addition to our real estate plans, we are actively pursuing investment opportunities with either financing or using our stock or currency in the rapidly growing cannabis industry in the United States and Canada. We intend to invest in companies or acquire such companies positioned to make a significant impact within the cannabis industry. We believe these early-stage investments provide emerging companies with access to larger capital sums to help elevate their status from start-ups to mature and durable brand leaders. We intend to search out investment opportunities such as this that we believe will capitalize on the fast-growing cannabis industry.

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

Comparison of Year Ended December 31, 2019 to Year Ended December 31,2018

Results of Operations

For the year ended December 31, 2019, the Company reported a net loss of $38,768 as compared to a net loss of $43,797 for the year ended December 31, 2018. The 11% decrease in net loss for the year ended December 31, 2019 mainly resulted from $31,038 in general and administrative expenses relating to professional fees, public listing and registration fees, and $7,730 in interest expense.

Total operating expenses were $31,038 for the year ended December 31, 2019 compared to $39,038 for the year ended December 31, 2018. The 20% decrease was primarily attributable to increases in expenses of $4,500 in legal costs associated with review of SEC filings, offset by decreases of $12,000 in accounting preparation, domain and trademark filings and Edgar services.

Interest expense costs were $7,730 for the year ended December 31, 2019 compared to $4,699 for the year ended December 31,2018. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

 As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $48,946 at December 31, 2019 as compared to a working capital deficit of $41,032 at December 31, 2018, representing an increase in working capital deficit by $7,914.

Net cash and cash equivalents on hand were zero as at December 31, 2019 and December 31, 2018. The decrease in cash was mainly attributable to cash used for operating activities of $38,768, offset by $38,768 in non-cash operating expenses.

Operating Activities:

For the year ended December 31, 2019, cash flow used for operating activities was $38,768 compared to $43,737 for the year ended December 31, 2019. The decrease in cash flow used for operating activities of $4,969 was primarily due to decreases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the year ended December 31, 2019 and year ended December 31, 2018 were zero.

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

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1.	A term loan with a balance of $100,695 which bears interest at 8% per annum, maturing June 30, 2021 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2.	A term loan payable to an officer of $6,525 which is unsecured, bearing interest at 7% per annum, maturing June 30, 2021.

Transaction with Related Parties:

NONE

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ficaar Inc. ( the “Company”) as of December 31, 2019 and the related statement of income, stockholders’ equity, and cash flow, for the period ended December 31, 2019 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for year ended December 31, 2019 in conformity with generally accepted accounting principles in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2019, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bolko & Associates, LLC

We have served as the Company’s auditor since 2019.

Boca Raton,

January 25, 2021

Bolko & Associates, LLC

Certified Public Accountant

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

Jerusalem, Israel

APRIL 11, 2019

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$24,401	$26,200
Accrued Interest	22,076	14,347
Advances payable - officer	2,469	485

Total Current Liabilities	48,946	41,032

Long-Term Liabilities
Note payable - Third party	100,695	69,841
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	107,220	76,366

Total Liabilities	$156,166	$117,398

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at December 31, 2019 and December 31,2018	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(156,166)	(117,398)

Total Stockholders’ Deficit	(156,166)	(117,398)

Total Liabilities and Stockholders’ Deficit	$-	$-

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenues	$-	$-

Operating expenses:
Professional fees:
Audit fees	13,000	13,500
Other operating expenses	18,038	25,538
Total expenses	31,038	39,038

Loss from operations	(31,038)	(39,038)

Interest expense	(7,730)	(4,699)

Net Loss	$(38,768)	$(43,737)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0009)	$(0.0010)

Weighted average shares outstanding	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Consolidated Statements of Stockholders’ Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2016	-	-	44,093,276	44,093	(44,093)	(43,450)	(43,450)

Net loss for year ended December 31, 2017						(30,211)	(30,211)

Balance as of December 31, 2017	-	-	44,093,276	44,093	(44,093)	(73,661)	$(73,661)

Net loss for year ended December 31, 2018						(43,737)	(43,737)

Balance as of December 31, 2018	-	-	44,093,276	44,093	(44,093)	(117,398)	$(117,398)

Net loss for year ended December 31, 2019						(38,768)	(38,768)

Balance as of December 31, 2019	-	-	44,093,276	44,093	(44,093)	(156,166)	$(156,166)

The accompanying notes are an integral part of these consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

OPERATING ACTIVITIES:
Net loss	$(38,768)	$(43,737)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	29,055	38,977
Accrued interest	7,729	4,700
Advances payable-officer	1,984	60

Net cash (used ) in operating activities	-	-

FINANCING ACTIVITIES:
Proceeds from borrowing	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Expenses paid by a related party subject to a note	$-	$-
Expenses paid by a non-related party subject to a note	$30,855	$25,608

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

The Company currently has no revenues and has incurred losses during its development stage. As of December 31, 2019, the Company has yet to commence substantial operations. Expenses incurred from July 24, 2012 (date of inception) through December 31, 2019, relate to the Company’s formation and general administrative activities. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 202020. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from a third-party lender and its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

FICAAR, INC.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions regarding recognition in financial statements. The Company’s evaluation was performed for the tax years, ended December 31, 2019, 2018, 2017, 2016, and 2015, for US federal income tax and state income taxes, the years which remain subject to examination by major tax jurisdictions as of December 31, 2019.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2019 and 2018 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $100,695 and $69,841 as at December 31, 2019 and 2018, respectively. payable at 8% interest and due June 30, 2021. The note is convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share. As of December 31, 2019, and 2018 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at December 31,2019 and 2018 payable at 7% interest maturing June 30, 2021.

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

Following the aforementioned issuances, as of December 31, 2019, the Company had 44,093,276 shares of common stock issued and outstanding.

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

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $100,695 as of December 31, 2019

The following balances existed with related parties:

	December 31,	December 31,
	2019	2018
Balance sheet:
Advances Payable -officer	$2,469	$485

The President of the company made payments during the years on behalf of the Company.

Income Statement

Accrued Interest and interest expense	$7,730	$4,699

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the two years ended December 31, 2019 and 2018, the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer, President, Secretary and Treasurer.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors during 2019 and 2018.

Name/Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive	Non-Qualified Deferred	Other	Total

Dawn Cames	2019	0	0	0	0	0	0	0	0
President, Director	2018	0	0	0	0	0	0	0	0

David Cicalese	2019	0	0	0	0	0	0	0	0
Secretary, Chairman	2018	0	0	0	0	0	0	0	0

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

As of December 31, 2019, and December 31, 2018, the Company has 44,093,276 shares of common stock and 0 shares of preferred stock issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and related transactions:

None of our directors are considered to be “Independent Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Bolko & Associates LLC in 2019 and by Dov Weinstein & Co. CPA (ISR) in 2018. for the fiscal years ended December 31, 2019 and December 31, 2018.

	2019	2018
Audit Fees	$13,000	$13,500
Audit-Related Fees	-	-
Tax Fees	-
All Other Fees	-	-
Total	$13,000	$13,500

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K:

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to our registration statement on Form 10, File No. 000-33467)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10, File No. 000-33467)
10.1	Form of Convertible Note dated December 15, 2015 with Concorde Consulting Corp.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to our registration statement on Form 10, File No. 000-33467)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officer*
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ficaar, Inc.
(Registrant)

February 1, 2021	By:	/s/ Dawn Cames
Dawn Cames
President

	By:	/s/ Dawn Cames
Dawn Cames
Chief Financial Officer