Form 10-Q
period 2020-03-31
FICAAR, INC
filed 2021-02-18
CIK 1144546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2020.

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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☒
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ficaar, Inc/Common Stock	FCAA	OTCMARKETS-PINK

As of February 15, 2020, there were 44,093,276 issued and outstanding shares of the Company’s common stock.

FICAAR, INC.

FORM 10-Q

Page i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	-Unaudited-
ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$27,701	$24,401
Accrued Interest	24,199	22,076
Advances payable -officer	2,668	2,469

Total Current Liabilities	54,568	48,946

Long-Term Liabilities
Note payable - Third party	100,695	100,695
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	107,220	107,220

Total Liabilities	$161,788	$156,166

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	-	-
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at March 31, 2020 and December 31,2019	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(161,788)	(156,166)

Total Stockholders’ Deficit	(161,788)	(156,166)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues	$-	$-

Operating expenses:
Professional fees:
Audit fees	1,500	2,000
Other operating expenses	2,114	4,300
Total expenses	3,614	6,300

Loss from operations	(3,614)	(6,300)

Interest expense	(2,008)	(1,490)

Net Loss	$(5,622)	$(7,790)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0001)	$(0.0002)

Weighted average shares outstanding	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)
Consolidated Statements of Stockholders’ Deficit

-Unaudited-

						Deficit
						Accurmulated
					Additional	During
	Preferred Stock		Common stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance as of December 31, 2018	-	$-	44,093,276	$44,093	$(44,093)	$(117,398)	$(117,398)

Net loss for the three months ended March 31, 2019						(7,790)	(7,790)

Balance as of March 31, 2019	-	-	44,093,276	44,093	(44,093)	(125,188)	$(125,188)

Balance as of December 31, 2019	-	-	44,093,276	44,093	(44,093)	(156,166)	$(156,166)

Net loss for the three months ended March 31, 2020						(5,622)	(5,622)

Balance as of March 31, 2020	-	$-	44,093,276	$44,093	$(44,093)	$(161,788)	$(161,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES:
Net loss	$(5,622)	$(7,790)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	3,300	6,300
Accrued interest	2,123	1,490
Advances payable-officer	199	-

Net cash (used ) in operating activities	-	-

FINANCING ACTIVITIES:
Proceeds from borrowing	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning	-	-

Cash and cash equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2019, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2021. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

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

The Company currently has no revenues and has incurred losses during its development stage. As of March 31, 2020, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2020. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended March 31, 2020 and 2019.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions regarding recognition in financial statements. The Company’s evaluation was performed for the tax years, ended December 31, 2019, 2018, 2017, 2016 and 2015 for US federal income tax and state income taxes, the years which remain subject to examination by major tax jurisdictions as of December 31, 2019.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2019 and 2018 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $100,698 as at March 31, 2020 and December 31, 2019, respectively. With interest payable at 8% per annum and due June 30, 2022. The note is convertible to common stock at the lesser of: (i) a 50% discount to market price for the Company’s stock; and (ii) $0.01 per share. As of March 31, 2020, and December 31,2019 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at March 31, 2020 and December 31,2019 with interest payable at 7.0% per annum maturing June 30, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of March 31, 2020, and December 31, 2019, the Company had 44,093,276 shares, respectively, of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President
Concorde Consulting	Holder of convertible note of $100,695 as of March 31,2020 and December 31, 2019

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

The following balances existed with related parties:

	March 31,	December 31,
	2020	2019
Balance sheet:
Note Payable-Concorde	$100,695	$100,695
Note Payable-D. Cicalese	$6,525	$6,525
Advances Payable -officer	$2,668	$2,469
Accrued Interest	$109,888	$109,689

Income Statement
Interest expense	$2,008	$1,490

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2019 and 2018. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Plan of Operations

We continue in the process of identifying properties for purchase in Colorado, Washington and California. These projects include the purchase of existing, currently operating facilities, as well as proposed new construction projects. With the assistance of our consultants, cannabis industry experts, we have developed specific criteria in terms of the suitability of existing structures as well as plans for new constructions projects.

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

The Company owns the following domain names (pursuant to the Purchase Agreement):

www.standardcanna.com

www.standardcultivation.com

www.standardgrow.com

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2021. We have been and will continue to be aggressive in executing acquisitions and pursuing other opportunities that we believe will benefit us in the long-term.

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

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31,2019

Results of Operations

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Revenues	$-	$-	$-	-%
Operating expenses	(3,614)	(6,300)	(2,686)	(43)%
Other expense-interest	(2,008)	(1,490)	518	35%
Net loss	$(5,622)	$(7,790)	$(2,168)	(28)%

For the three months ended March 31, 2020, the Company reported a net loss of $5,622 as compared to a net loss of $7,790 for the three months ended March 31, 2019. The 28% decrease in net loss for the three months ended March 31, 2020 mainly resulted from $2,686 decrease in general and administrative expenses relating to professional fees and public listing fees, and offset with slight increase of $518 in interest expense.

Total operating expenses were $3,614 for the three months ended March 31, 2020 compared to $6,300 for the three months ended March 31, 2019. The 43% decrease was primarily attributable to decreases in professional fees of $3,000 offset by increase from the Company’s edgar service fees of $300 relating to SEC filing documents.

Interest expense costs were $2,008 for the three months ended March 31, 2020 compared to $1,490 for the three months ended March 31, 2019. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $54,568 at March 31, 2020 as compared to a working capital deficit of $48,946 at December 31, 2019, representing an increase in working capital deficit by $5,622.

We had cash of $0 and $0, respectively, as of March 31, 2020 and December 31, 2019.

Operating Activities:

For the three months ended March 31, 2020, cash flow used for operating activities was $5,622 compared to $7,790 for the three months ended March 31, 2019. The decreases in cash flow used for operating activities for both periods were primarily due to decreases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the period ended March 31, 2020 and year ended December 31, 2019 were zero.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A term loan with a balance of $100,695 which bears interest at 8% per annum, maturing June 30, 2022 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2. A term loan payable to an officer of $6,525 which is unsecured, interest bearing at 7% per annum maturing June 30, 2022.

Transaction with Related Parties:

None

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: February 15, 2021	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer