Form 10-Q
period 2020-06-30
FICAAR, INC
filed 2021-02-22
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2020.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-1144546

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia	58-2634747
(State of incorporation)	(IRS Employer Identification No.)

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

As of February 19, 2021, there were 44,093,276 issued and outstanding shares of the Company’s common stock.

FICAAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30	December 31,
	2020	2019
	-Unaudited-

ASSETS

Current Assets
Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$31,353	$24,401
Accrued Interest	26,321	22,076
Advances payable -officer	2,668	2,469

Total Current Liabilities	60,342	48,946

Long-Term Liabilities
Note payable - Third party	100,695	100,695
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	107,220	107,220

Total Liabilities	$167,562	$156,166

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	–	–
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at June 30, 2020 and December 31, 2019	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(167,562)	(156,166)

Total Stockholders' Deficit	(167,562)	(156,166)

Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$–	$–	$–	$–

Operating expenses:
Professional fees:
Audit fees	1,500	2,000	3,000	4,000
Other operating expenses	2,038	9,947	4,152	14,247
Total expenses	3,538	11,947	7,152	18,247

Loss from operations	(3,538)	(11,947)	(7,152)	(18,247)

Interest expense	(2,237)	(2,034)	(4,245)	(3,524)

Net Loss	$(5,774)	$(13,981)	$(11,396)	$(21,771)

Net Loss per common shares outstanding - Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0001)	$(0.0003)	$(0.0003)	$(0.0005)

Weighted average shares outstanding	44,093,276	44,093,276	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Consolidated Statements of Stockholders' Deficit

-Unaudited-

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2018	–	$–	44,093,276	$44,093	$(44,093)	$(117,398)	$(117,398)

Net loss for the six months ended June 30, 2019	–	–	–	–	–	(21,771)	(21,771)

Balance as of June 30, 2019	–	$–	44,093,276	$44,093	$(44,093)	$(139,169)	$(139,169)

Balance as of December 31, 2019	–	$–	44,093,276	$44,093	$(44,093)	$(156,166)	$(156,166)

Net loss for the six months ended June 30, 2020	–	–	–	–	–	(11,396)	(11,396)

Balance as of June 30, 2020	–	$–	44,093,276	$44,093	$(44,093)	$(167,562)	$(167,562)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019

OPERATING ACTIVITIES:
Net loss	$(11,396)	$(21,771)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	6,952	(8,210)
Accrued interest	4,245	3,523
Advances payable-officer	199	60

Net cash (used ) in operating activities	–	(26,398)

FINANCING ACTIVITIES:
Proceeds from borrowing	–	26,398

Cash flows from financing activities	–	26,398

Increase (decrease) in cash and cash equivalents	–	–

Cash and cash equivalents - Beginning	–	–

Cash and cash equivalents - Ending	$–	$–

Supplemental disclosures:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2019, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2021. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

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

The Company currently has no revenues and has incurred losses during its development stage. As of June 30, 2020, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2020. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three and six months ended June 30, 2020 and 2019.

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

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $100,695 as at June 30, 2020 and December 31, 2019, respectively. With interest payable at 8% per annum and due June 30, 2022. The note is convertible to common stock at the lesser of: (i) a 50% discount to market price for the Company’s stock; and (ii) $0.01 per share. As of June 30, 2020, and December 31, 2019 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at June 30, 2020 and December 31, 2019 with interest payable at 7.0% per annum maturing June 30, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of June 30, 2020, and December 31, 2019, the Company had 44,093,276 shares, respectively, of common stock issued and outstanding.

FICAAR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6 - EQUITY (continued)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President

The following balances existed with related parties:

	June 30,	December 31,
	2020	2019

Balance sheet:

Note Payable-D. Cicalese	$6,525	$6,525
Advances Payable -officer	2,668	2,469
Accrued Interest	3,488	3,030

Income Statement:
Interest expense	$4,245	$1,490

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

Upon the closing of the property purchase, the company will execute its build out pursuant to the business plans set forth above (i.e., dividing the property into separate leasable growing space for tenant cultivators; each leasable “unit” containing all of the necessary equipment and features for a full-scale commercial cultivating facility; including but not limited to:

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

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

Results of Operations

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$–	$–	$–	–%
Operating expenses	(3,538)	(11,947)	(8,409)	(70)%
Other expense-interest	(2,237)	(2,034)	203	10%
Net loss	$(5,774)	$(13,981)	$(8,207)	(59)%

For the three months ended June 30, 2020, the Company reported a net loss of $5,774 as compared to a net loss of $13,981 for the three months ended June 30, 2019. The 59% decrease in net loss for the three months ended June 30, 2020 mainly resulted from $8,409 decrease in general and administrative expenses relating to professional fees and public listing fees, and offset by slight increase of $203 in interest expense.

Total operating expenses were $3,538 for the three months ended June 30, 2020 compared to $11,947 for the three months ended June 30, 2019. The 70% decrease was primarily attributable to decreases in professional fees of $5,000 and decrease from the Company’s edgar service fees of $3,135 relating to SEC filing documents.

Interest expense costs were $2,237 for the three months ended June 30, 2020 compared to $2,04 for the three months ended June 30, 2019. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

Results of Operations

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$–	$–	$–	–%
Operating expenses	(7,152)	(18,247)	(11,096)	(61)%
Other expense-interest	(4,245)	(3,524)	721	20%
Net loss	$(11,396)	$(21,771)	$(10,375)	(48)%

For the six months ended June 30, 2020, the Company reported a net loss of $11,396 as compared to a net loss of $21,771 for the six months ended June 30, 2019. The 48% decrease in net loss for the six months ended June 30, 2020 mainly resulted from decreases of $11,000 in general and administrative expenses relating to professional fees, public listing and registration fees, and slight increase of $721 in interest expense.

Total operating expenses were $7,152 for the six months ended June 30, 2020 compared to $18,247 for the six months ended June 30, 2019. The 61% decrease was primarily attributable to decreases in professional fees of $8,000 and $3,000 in Edgar service fees relating to SEC filing documents.

Interest expense costs were $4,245 for the six months ended June 30, 2020 compared to $3,524 for the six months ended June 30, 2019. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $60,342 at June 30, 2020 as compared to a working capital deficit of $48,946 at December 31, 2019, representing an increase in working capital deficit by $11,396.

We had cash of $0 and $0, respectively, as of June 30, 2020 and December 31, 2019.

Operating Activities:

For the six months ended June 30, 2020, cash flow used for operating activities was $11,396 compared to $21,771 for the six months ended June 30, 2019. The decreases in cash flow used for operating activities for both periods were primarily due to decreases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the period ended June 30, 2020 and year ended December 31, 2019 were zero.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Quarterly Report on Form 10-Q of Ficaar, Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: February 22, 2021	/s/ Dawn Cames
Dawn Cames, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer

