Form 10-K
period 2020-12-31
FICAAR, INC
filed 2021-04-13
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

Commission file number: 000-1144546

FICAAR, INC.

(Exact name of registrant as specified in its charter)

Georgia
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

257 Varet Street,
Brooklyn, New York 11206

(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 719-5290

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ficaar, Inc. /Common Stock	FCAAA	OTCMARKETS-PINK

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2020, was $(Not Available)

As of April 6, 2021, 2021, the Registrant had 44,093,276 issued and outstanding shares of common stock.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in December 2007. We have not generated any revenues from inception (December, 2007) to December 31, 2019 and had an accumulated deficit of $181,415 as of December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We generated net losses of $25,248 and $38,768, respectively, in the years ended December 31, 2020 and 2019. As of December 31, 2020, we had an accumulated deficit of $181,415. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

Law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may bring an action or actions against the Company, its management and/or possibly one or more investors claiming that the Company and/or such individuals are guilty of engaging in, or aiding and abetting another’s, criminal activities. The Federal aiding and abetting statute provide that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, the Company may be forced to cease operations and our investors could lose their entire investment. In any such action, the Company’s assets may be subject to forfeiture and the investors could additionally face fines, penalties or the possibility of criminal prosecution.

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

We define our accounting periods as follows: “fiscal 2020” – January 1, 2020 through December 31, 2020.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended December 31, 2020 and December 31, 2019. The MD&A should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 (“Annual Financial Statements”).

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

Management is currently seeking to identify a suitable warehouse building in the county of Los Angeles, California to “test” the business model. The ideal location will have 10,000 square foot in an area properly zoned for cannabis cultivation. Management estimates that such a location may cost approximately $3,000,000.00. Management expects to locate a suitable location during the fiscal quarter ending June 30, 2022 and entering into a purchase agreement for such property.

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws as set forth herein. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the third quarter of 2021.

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

Comparison of Year Ended December 31, 2020 to Year Ended December 31,2019

Results of Operations

For the year ended December 31, 2020, the Company reported a net loss of $25,248 as compared to a net loss of $38,768 for the year ended December 31, 2019. The 35% decrease in net loss for the year ended December 31, 2020 mainly resulted from $14,477 in general and administrative expenses relating to professional fees, public listing and registration fees, and $1,000 in interest expense.

Total operating expenses were $16,562 for the year ended December 31, 2020 compared to $31,038 for the year ended December 31, 2019. The 47% decrease was primarily attributable to decreases in expenses of $6,000 in audit costs decreases accounting preparation, domain and trademark filings and Edgar services.

Interest expense costs were $8,687 for the year ended December 31, 2020 compared to $7,730 for the year ended December 31,2019. The amount relates to interests on continued related party loans as well as interest accretion on convertible loans.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $66,694 at December 31, 2020 as compared to a working capital deficit of $48,946 at December 31, 2019, representing an increase in working capital deficit by $17,798.

Net cash and cash equivalents on hand were zero as at December 31, 2020 and December 31, 2019. The decrease in cash was mainly attributable to cash used for operating activities of $25,248, offset by $25,248 in non-cash operating expenses.

Operating Activities:

For the year ended December 31, 2020, cash flow used for operating activities was $7,500 compared to $-0- for the year ended December 31, 2020. The decrease in cash flow used for operating activities of $7,500 was primarily due to decreases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities was $7,500 in proceeds from borrowing for the year ended December 31, 2020 and year ended December 31, 2019 were zero.

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

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1.	A term loan with a balance of $108,196 which bears interest at 8% per annum, maturing June 30, 2022 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

2.	A term loan payable to an officer of $6,525 which is unsecured, bearing interest at 7% per annum, maturing June 30, 2022.

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

From the date of our inception, we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the year ended December 31, 2020 had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ficaar Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ficaar Inc. ( the “Company”) as of December 31, 2020 and 2019 and the related statements of income, stockholders’ equity, and cash flow, for the periods ended December 31, 2020 and 2019 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for year ended December 31, 2020 and 2019 in conformity with generally accepted accounting principles in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2020, and 2019, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bolko & Associates, LLC

We have served as the Company’s auditor since 2019.

Boca Raton,

April 9, 2021

Bolko & Associates, LLC

Certified Public Accountant

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS

Current Assets
Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$33,203	$24,401
Accrued Interest	30,763	22,076
Advances payable -officer	2,728	2,469

Total Current Liabilities	66,694	48,946

Long-Term Liabilities
Note payable - Third party	108,196	100,695
Note payable - Related party	6,525	6,525

Total Long-Term Liabilities	114,721	107,220

Total Liabilities	$181,415	$156,166

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	$–	$–
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at December 31, 2020 and December 31, 2019	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(181,415)	(156,166)

Total Stockholders' Deficit	(181,415)	(156,166)

Total Liabilities and Stockholders' Deficit	$–	$–

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31, 2020	December 31, 2019

Revenues	$–	$–

Operating expenses:
Professional fees:
Audit fees	6,000	13,000
Other operating expenses	10,562	18,038
Total expenses	16,562	31,038

Loss from operations	(16,562)	(31,038)

Interest expense	(8,687)	(7,730)

Net Loss	$(25,248)	$(38,768)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0006)	$(0.0009)

Weighted average shares outstanding	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, Inc.

(A development stage enterprise)

Consolidated Statements of Stockholders' Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2018	–	$–	44,093,276	$44,093	$(44,093)	$(117,398)	$(117,398)

Net loss for the year ended December 31, 2019	–	–	–	–	–	(28,822)	(38,768)

Balance as of December 30, 2019	–	$–	44,093,276	$44,093	$(44,093)	$(146,220)	$(156,166)

Balance as of December 31, 2019	–	–	44,093,276	44,093	(44,093)	(156,166)	(156,166)

Net loss for the year ended December 31, 2020	–	–	–	–	–	(25,248)	(25,248)

Balance as of December 30, 2020	–	$–	44,093,276	$44,093	$(44,093)	$(181,415)	$(181,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31, 2020	December 31, 2019

OPERATING ACTIVITIES:
Net loss	$(25,248)	$(38,768)
Adjustments for changes in working capital:
Accounts payable and accrued expenses	8,802	29,055
Accrued interest	8,687	7,729
Advances payable-officer	259	1,984

Net cash (used) in operating activities	(7,500)	–

FINANCING ACTIVITIES:
Proceeds from borrowing	7,500	–

Cash flows from financing activities	7,500	–

Increase (decrease) in cash and cash equivalents	–	–

Cash and cash equivalents - Beginning	–	–

Cash and cash equivalents - Ending	$–	$–

Supplemental disclosures:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing activities:
Expenses paid by a related party subject to a note	$–	$–
Expenses paid by a non-related party subject to a note	$7,500	$30,855

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

The Company currently has no revenues and has incurred losses during its development stage. As of December 31, 2020, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2021. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three and nine months ended December 31, 2020 and 2019.

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

NOTE 3 - NOTES PAYABLE -THIRD PARTY

The Company has issued a note with a principal balance due in the amount of $100,695 as at December 31, 2020 and December 31, 2019, respectively. With interest payable at 8% per annum and due June 30, 2022. The note is convertible to common stock at the lesser of: (i) a 50% discount to market price for the Company’s stock; and (ii) $0.01 per share. As of December 31, 2020, and December 31, 2019 the Company has determined that there is no beneficial conversion feature since the stock has no quoted market value or other means to determine market.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at December 31, 2020 and December 31, 2019 with interest payable at 7.0% per annum maturing June 30, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 6 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of December 31, 2020, and December 31, 2019, the Company had 44,093,276 shares, respectively, of common stock issued and outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President

The following balances existed with related parties:

	December 31,	December 31,
	2020	2019

Balance sheet:
Note Payable-D. Cicalese	$6,525	$6,525
Advances Payable -officer	$2,728	$2,469
Accrued Interest	$3,718	$3,030

Income Statement:
Interest expense	$458	$457

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the two years ended December 31, 2020 and 2019, the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer, President, Secretary and Treasurer.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors during 2020 and 2019.

Name/Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive	Non-Qualified Deferred	Other	Total

Dawn Cames	2020	0	0	0	0	0	0	0	0
President, Director	2019	0	0	0	0	0	0	0	0

David Cicalese	2020	0	0	0	0	0	0	0	0
Secretary, Chairman	2019	0	0	0	0	0	0	0	0

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

As of December 31, 2020, and December 31, 2019, the Company has 44,093,276 shares of common stock and 0 shares of preferred stock issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and related transactions:

None of our directors are considered to be “Independent Directors”.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Bolko & Associates LLC in 2020 and by in 2019.

	2020	2019
Audit Fees	$6,000	$13,000
Audit-Related Fees	–	–
Tax Fees	–
All Other Fees	–	–
Total	$6,000	$13,000

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K:

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to our registration statement on Form 10, File No. 000-33467)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10, File No. 000-33467)
10.1	Form of Convertible Note dated December 15, 2015 with Concorde Consulting Corp. (Incorporated by reference to Exhibit 10.1 to our annual report on Form 10-K for the period ended 12/31/2019)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K for the period ended 12/31/2019)
23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to our registration statement on Form 10, File No. 000-33467)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officer*
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ficaar, Inc.
(Registrant)

April 12, 2021	By:	/s/ Dawn Cames
Dawn Cames
President

	By:	/s/ Dawn Cames
Dawn Cames
Chief Financial Officer

