Form 10-Q
period 2021-06-30
FICAAR, INC
filed 2021-07-30
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended June 30, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number:   000-1144546

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia	58-2634747
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

257 Varet
Brooklyn, New York 11206
(Address of principal executive offices) (Zip Code)

(212) 719-5290

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FCAA	OTCMARKETS-PINK

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

As of July 26, 2021, there were 44,093,276 issued and outstanding shares of the Company’s common stock.

FICAAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30	December 31,
	2021	2020
	-Unaudited-

ASSETS

Current Assets

Cash	$–	$–
Loan receivable	247,975	–

Total Assets	$247,975	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$22,118	$33,203
Accrued Interest	35,026	30,763
Advances payable -officer	2,788	2,728
Current portion of notes payable, net of debt discount	23,973	–
Note payable-related party	6,525	–
Derivative liabilities	576,880	–
Warrant liability, net of unamortized discount	17,545	–

Total Current Liabilities	684,855	66,694

Long-Term Liabilities
Note payable - Third party	–	108,196
Note payable - Related party	–	6,525

Total Long-Term Liabilities	–	114,721

Total Liabilities	684,855	181,415

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 10,000,000, $.001 par value shares authorized, no shares issued and outstanding	–	–
Common stock 200,000,000, $.001 par value shares authorized; 44,093,276 shares issued and outstanding at June 30, 2021 and December 31,2020	44,093	44,093
Additional paid-in capital	(44,093)	(44,093)
Accumulated deficit	(436,880)	(181,415)

Total Stockholders' Deficit	(436,880)	(181,415)

Total Liabilities and Stockholders' Deficit	$247,975	$–

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$–	$–	$–	$–

Operating expenses:
Professional fees:
Audit fees	1,500	1,500	3,000	3,000
Other operating expenses	4,325	2,038	9,858	4,152

Total expenses	5,825	3,538	12,858	7,152

Loss from operations	(5,825)	(3,538)	(12,858)	(7,152)

Other income (expense)
Amortization of debt discount	(41,518)	–	(41,518)	–
Derivative expense	(217,011)	–	(217,011)
Interest expense	(4,359)	(2,237)	(6,560)	(4,245)
Other income	22,482	–	22,482	–

Total other income (expense)	(240,406)	(2,237)	(242,607)	(4,245)

Net Loss	$(246,231)	$(5,775)	(255,465)	$(11,397)

Net Loss per common shares outstanding - Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0056)	$(0.0001)	(0.0058)	$(0.0003)

Weighted average shares outstanding	44,093,276	44,093,276	44,093,276	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Consolidated Statements of Stockholders' Deficit

-Unaudited-

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2018	–	$–	44,093,276	$44,093	$(44,093)	$(117,398)	$(117,398)

Net loss for the six months ended June 30, 2019		–		–	–	(21,771)	(21,771)

Balance as of June 30, 2019	–	–	44,093,276	44,093	(44,093)	(139,169)	$(139,169)

Balance as of December 31, 2019	–	–	44,093,276	44,093	(44,093)	(156,166)	$(156,166)

Net loss for the six months ended June 30, 2020		–		–	–	(11,397)	(11,397)

Balance as of June 30, 2020	–	$–	44,093,276	$44,093	$(44,093)	$(167,563)	$(167,563)

Balance as of December 31, 2020	0	0	44,093,276	44,093	(44,093)	(181,415)	(181,415)

Net loss for the six months ended June 30, 2021		–		–	–	(255,465)	(255,465)

Balance as of June 30, 2021	0	$0	44,093,276	$44,093	$(44,093)	$(436,880)	$(436,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020

OPERATING ACTIVITIES:
Net loss	$(255,465)	$(11,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible notes	41,518	–
Derivative expense	217,011	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(18,585)	6,953
Accrued interest	4,263	4,245
Advances payable-officer	60	199

Net cash (used ) in operating activities	(11,198)	–

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	259,173	–
Loan receivable	(247,975)	–

Cash flows from financing activities	11,198	–

Increase (decrease) in cash and cash equivalents	–	–

Cash and cash equivalents - Beginning	–	–

Cash and cash equivalents - Ending	$–	$–

Supplemental disclosures:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2021 and 20120, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended June 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

The Company is a start-up venture with little or no operating history and has no revenues. In its development stages and infancy, the officers of the Company spent considerable time and effort in research and development in order to create a niche in the cannabis industry. The Company also evaluates investments in companies, whether public or private enterprises, in differing business sectors. The Company does not restrict the target companies to any specific business, industry or geographical location.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s development stage losses.

The Company currently has no revenues and has incurred losses during its development stage. As of June 30, 2021, the Company has yet to commence substantial operations. In the course of its start-up activities, the Company has sustained operating losses and expects to incur operating losses in 2021. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through loans from its President who is also a principal shareholder. It is the Company’s intent to continue to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended June 30, 2021 and 2020.

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

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2 — Significant other observable inputs that can be corroborated by observable market data; and

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, loan receivable, accounts payable and other liabilities, and accrued interest payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of June 30, 2021 and December 31, 2020. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2021 and 2020 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – LOAN RECEIVABLE

The Company loaned $250,000 to HyEdge, Inc., a private company to whom it executed a letter of intent for potential merger (see NOTE 11 SUBSEQUENT EVENTS). The loan is unsecured, due on demand and bears interest at 8% per annum.

NOTE 4 - NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	June 30, 2021	December 31, 2020
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022, net of unamortized discount of $109,869 at June 30, 2021.	$–	$108,196

Convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days a 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, net of unamortized discount of $226,027 at June 30, 2021. (A)	23,973	–

	23,973	108,196
Less current portion	(23,973)	–
	$0	$108,196

(A) Includes a warrant for the right to purchase an additional 250,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Company allocated $182,971 of the derivative liability as a discount against the Warrant liability for the period ended June 30, 2021 and $-0- for the year ended December 31, 2020, respectively. The Company recorded $17,545 and $ -0- of interest expense pursuant to the amortization of the note discounts during the periods ended June 30, 2021 and 2020, respectively.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $250,000 and $182,970 of the derivative liability as discounts against the convertible notes for the period ended June 30, 2021 and the year ended December 31, 2020, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight- line method which approximates the effective interest method. The Company recorded $23,973 and $ -0- of interest expense pursuant to the amortization of the note discounts during the periods ended June 30, 2021 and 2020, respectively.

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the notes payable – related parties and convertible notes payable referred to in Notes 3 and 4 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and required the recognition of derivative liabilities.

For the derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date and any resulting gain or loss is recognized as a current period charge to the consolidated statements of operations. The Company estimates the fair value of the embedded derivatives using a Monte Carlo simulation valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of our common stock into which the notes are convertible, as appropriate to value the derivative instruments at inception and subsequent valuation dates and the value is reassessed at the end of each reporting period, in accordance with FASB ASC Topic 815-15.

The aggregate fair value of derivative liabilities as of June 30, 2021 and December 31, 2020 amounted to $576,880 and $ -0-, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2021	$576,880	$–	$–	$576,880
December 31, 2020	$–	$–	$–	$–

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Beginning balance	$–	$–
Aggregate fair value of conversion features upon issuance	576,880	–
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	–	–
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$576,880	$–

NOTE 6 - NOTES PAYABLE - RELATED PARTY

The Company has issued a note payable to its’ majority shareholder and President with a principal balance due in the amount of $6,525 as at June 30, 2021 and December 31, 2020 with interest payable at 7.0% per annum maturing June 30, 2022.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 8 - EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of June 30, 2021, and December 31, 2020, the Company had 44,093,276 shares, respectively, of common stock issued and outstanding.

Preferred Stock:

The Company has authorized 10,000,000 shares of $.001 par value preferred stock. The Company has no preferred stock issued and outstanding.

NOTE 9 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

NOTE 10 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

The following have been identified as related parties:

David Cicalese	Director and greater 10% shareholder
Dawn Cames	President

The following balances existed with related parties:

	June 30,	December 31,
	2021	2020

Balance sheet:

Loan Receivable-HyEdge, Inc	$247,975	$–
Note Payable-D. Cicalese	6,525	6,525
Advances Payable -officer	2,788	2,728
Accrued Interest	3,943	3,718

Income Statement:
Interest expense	$225	$457

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 27, 2021, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

On June 8, 2021, the Company entered into a Letter of Intent with HyEdge, Inc., a Delaware corporation ("HyEdge") to acquire HyEdge as a wholly owned subsidiary through a reverse triangular merger. The Company and HyEdge are currently negotiating the terms of the acquisition and obtaining requisite consents from a majority of HyEdge shareholders. It is anticipated, subject to shareholder consent, that shareholders of HyEdge will receive 0.7 shares of Company Common Stock for each share of HyEdge.

On July 29, 2021 the Board of Directors executed through Written Consent, but effective as of June 9, 2021, Gail Levy was nominated and appointed to serve as the Company’s Chairwomen of the Board of Directors. On the same date, through Written Consent, James C. Sanborn was appointed as Chief Operations Officer of the company and additionally, Mr. Sanborn and Leonard Klingbaum were nominated and appointed to serve as members of the FICAAR Board of Directors.

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

Plan of Operations

We continue in the process of identifying properties for purchase in Colorado, Washington and California. These projects include the purchase of existing, currently operating facilities, as well as proposed new construction projects. With the assistance of our consultants, cannabis industry experts, we have developed specific criteria in terms of the suitability of existing structures as well as plans for new constructions projects. We will also evaluate investments in companies, whether public or private enterprises, in differing business sectors. We do not restrict the target companies to any specific business, industry or geographical location.

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

Management has been engaged in discussions with private debt lenders with respect to the financing of the initial building locations. Although no agreements or commitments for such funding have been offered, Management believes that it will be able to obtain financing of the initial property; however, the terms of such financing will be less favorable than those offered to non-cannabis business due to the current state of Federal laws. Management believes that, assuming a suitable property is located and secured with a purchase agreement, the property purchase can be closed during the second quarter of 2022.

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

Management anticipates that the buildout of the property will take at least six (6) months following the date of the consummation of the purchase of the property. Prior to the consummation of the buildout of the property, Management anticipates hiring employees to manage the property and engage the tenant cultivators. Assuming a suitable property is located and secured with a purchase agreement and the property purchase is closed during the second quarter of 2022, the property will be ready to lease to tenant cultivators by the fourth quarter of 2022 which would generate the initial revenue of the Company. The company expects to utilize private funding sources to finance the build out of the property. No agreements or commitments for such funding have been offered. Management anticipates that it will need to provide security for the financing of the property and the buildout of the property by way of a mortgage on the property as well as a security agreement for the equipment purchased in the buildout.

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

Comparison of Three Months Ended June 30, 2021 to Three Months ended June 30, 2020

Results of Operations

	Three months ended June 30,			Percent
	2021	2020	Change	Change
Revenues	$–	$–	$–	–%
Operating expenses	(5,825)	(3,538)	2,287	65%
Other income (expense)	(240,406)	(2,237)	238,169	10,647%
Net loss	$(246,231)	$(5,775)	$240,456	4,167%

For the three months ended June 30, 2021, the Company reported a net loss of $246,231 as compared to a net loss of $5,775 for the three months ended June 30, 2020. The 4,167% increase in net loss for the three months ended June 30, 2021 mainly resulted from $258,000 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt offset by increase of $22,482 in net other income.

Total operating expenses were $5,825 for the three months ended June 30, 2021 compared to $3,538 for the three months ended June 30, 2020. The 65% increase was primarily attributable to increases in professional fees and from the Company’s edgar service fees relating to SEC filing documents.

Other income (expense) was $240,400 for the three months ended June 30, 2021 compared to $2,237 for the three months ended June 30, 2020. The $238,169 increase was primarily $258,000 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, offset by other income of $22,481 from the write-offs of unclaimed trade payables.

Comparison of Six Months Ended June 30, 2021 to Six Months ended June 30, 2020

Results of Operations

	Six months ended June 30,			Percent
	2021	2020	Change	Change
Revenues	$–	$–	$–	–%
Operating expenses	(12,858)	(7,152)	5,706	80%
Other income (expense)	(242,607)	(4,245)	238,362	5,615%
Net loss	$(255,465)	$(11,397)	$244,068	2,142%

For the six months ended June 30, 2021, the Company reported a net loss of $255,465 as compared to a net loss of $11,397 for the six months ended June 30, 2020. The 5,615% increase in net loss for the six months ended June 30, 2021 mainly resulted from $258,000 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, and $2,543 in interest expense offset by increase of $22,482 in net other income.

Total operating expenses were $12,858 for the six months ended June 30, 2021 compared to $7,152 for the six months ended June 30, 2020. The 80% increase was primarily attributable to increases in professional and legal fees.

Other income (expense) was $242,607 for the six months ended June 30, 2021 compared to $4,245 for the six months ended June 30, 2020. The $238,362 increase was primarily $258,000 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, $5,000 increase in professional and legal fees, offset by other income of $22,481 from the write-offs of unclaimed trade payables.

Liquidity and Capital Resources

As of this date, the Company has not started generating revenues from operations and has financed its operations primarily through the issuance of capital stock by way of convertible loans from third party and related party loans.

The Company’s objectives when managing its liquidity and capital resources are to generate sufficient cash to fund the Company’s operating and working capital requirements. The Company reported working capital deficit of $436,880 at June 30, 2021 as compared to a working capital deficit of $66,694 at December 31, 2020, representing an increase in working capital deficit by $370,186.

We had cash of $0 and $0, respectively, as of June 30, 2021 and December 31, 2020.

Operating Activities:

For the three months ended June 30, 2021, cash flow provided (used) by operating activities was ($11,198) compared to -$0- for the six months ended June 30, 2020. The decreases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided (used) by investing and financing activities for the period ended June 30, 2021 were $11,198 of net repayments from borrowings compared to $-0- for the six months ended June 30, 2020.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Loans and Credit Facilities:

1. A convertible term loan with a balance of $109,869 which bears interest at 8% per annum, maturing June 30, 2022 and convertible to common stock at the lesser of: (i) a 50% discount to market; and (ii) $0.01 per share.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Description
10.1	Securities Purchase Agreement dated May 27, 2021 between Ficaar Inc. and Boot Capital, LLC (**)
10.2	Convertible Promissory Note dated May 27, 2021 between Ficaar Inc. and Boot Capital, LLC (**)
10.3	Common Stock Purchase Warrant dated May 27, 2021 between Ficaar Inc. and Boot Capital, LLC (**)
10.4	Stock Purchase Agreement dated May 28, 2021 between David Cicalese (the “Seller”) and Gail Levy (the “Purchaser”)(**)
17.1	Resignation of David Cicalese dated June 1, 2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(**)	Incorporated by reference to the Current Report on Form 8-K as filed on June 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: July 30, 2021	/s/ Gail Levy
Gail Levy, Principal Executive Officer

/s/ Dawn Cames
Dawn Cames, Acting Principal Financial and Accounting Officer

