Form 10-Q
period 2021-09-30
FICAAR, INC
filed 2021-11-10
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number:   000-33467

FICAAR, INC

(Exact name of registrant as specified in its charter)

Georgia	58-2634747
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

244 Madison Ave. #1249
New York, New York 10016
(Address of principal executive offices) (Zip Code)

(516) 647-5171

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FCAA	OTCMARKETS-PINK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

As of November, 4, 2021, there were 47,381,164 shares of Company stock issued and outstanding.

FICAAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FICAAR, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	-Unaudited-
ASSETS

Current Assets
Cash	$38,200	$–
Accounts receivable, net of allowance for doubtful accounts	106,832	–
Inventories	406,449	–
Prepaid expenses and other current assets	59,306	–

Total Current Assets	610,787	–

Fixed Assets, net of accumulated depreciation	278,241	–

Total Assets	$889,028	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,292,981	$35,931
Accrued Interest	163,007	30,763
Current portion of notes payable-third party, net of debt discount	293,341	–
Note payable-related party	641,641	–
Government loans payable	160,000	–
Derivative liabilities	528,733	–
Warrant liability, net of unamortized discount	181,543	–

Total Current Liabilities	5,261,246	66,694

Long-Term Liabilities
Notes payable - third party	–	108,196
Note payable - related party	–	6,525

Total Long-Term Liabilities	–	114,721

Total Liabilities	5,261,246	181,415

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 30,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:
Series C voting, convertible Preferred stock, $0.001 par value 1,000,000 shares authorized; 1,000,000 and no shares issued and outstanding September 30, 2021 and December 31, 2020; respectively	1,000	–
Series D voting, convertible Preferred stock, $0.001 par value 18,000,000 shares authorized; 3,054 and no shares issued and outstanding September 30, 2021 and December 31, 2020; respectively	3	–
Common stock 200,000,000, $.001 par value shares authorized; 74,291,164 and 44,093,276 shares issued and outstanding at September 30, 2021 and December 31, 2020; respectively	74,291	44,093
Additional paid-in capital	(3,547,189)	(44,093)
Accumulated deficit	(900,323)	(181,415)

Total Stockholders' Deficit	(4,372,218)	(181,415)

Total Liabilities and Stockholders' Deficit	$889,028	$–

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES

Sales, net	$513,174	$–	$513,174	$–

TOTAL REVENUES	–	–	–	–

COST OF REVENUES	246,307	–	246,307	–

GROSS PROFIT	266,867	–	266,867	–

OPERATING EXPENSES
Manufacturing expenses	41,226	–	41,226	–
Sales and marketing	358,270	–	358,270	–
General and administrative	234,310	3,360	247,168	10,512

Total expenses	633,806	3,360	646,664	10,512

Loss from operations	(366,939)	(3,360)	(379,797)	(10,512)

Other (income) expense
Amortization of debt discount	346,478	–	387,996	–
Derivative (income) expense	(314,665)	–	(97,654)	–
Change in FMV of derivatives	124,406	–	124,406	–
Interest expense	50,851	2,145	57,411	6,390
Gain on forgiveness of debt	(113,799)	–	(113,799)	–
Other (income) expense	3,233	–	(19,249)	–

Total Other (income) expense	96,504	2,145	339,111	6,390

Net Loss	$(463,443)	$(5,505)	$(718,908)	$(16,902)

Net Loss per common shares outstanding - Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0072)	$(0.0001)	$(0.0142)	$(0.0004)

Weighted average shares outstanding	64,225,201	44,093,276	50,803,918	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, Inc.

Consolidated Statements of Stockholders' Deficit

-Unaudited-

	Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Common stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2018	–	$–	$–	$–	44,093,276	$44,093	$(44,093)	$(117,398)	$(117,398)

Net loss for the nine months ended September 30, 2019	–	–	–	–	–	–	–	(28,822)	(28,822)

Balance as of September 30, 2019	–	$–	$–	$–	44,093,276	$44,093	$(44,093)	$(146,220)	$(146,220)

Balance as of December 31, 2019	–	–	–	–	44,093,276	44,093	(44,093)	(156,166)	(156,166)

Net loss for the nine months ended September 30, 2020	–	–	–	–	–	–	–	(16,902)	(16,902)

Balance as of September 30, 2020	–	$–	$–	$–	44,093,276	$44,093	$(44,093)	$(173,068)	$(173,068)

Balance as of December 31, 2020	–	–	–	–	44,093,276	44,093	(44,093)	(181,415)	(181,415)

Merger of HyEdge, Inc.	1,000,000	1,000	3,054	3	30,197,888	30,198	(3,503,096)	–	(3,471,895)

Net loss for the nine months ended September 30, 2021	–	–	–	–	–	–	–	(718,908)	(718,908)

Balance as of September 30, 2021	1,000,000	$1,000	$3,054	$3	74,291,164	$74,291	$(3,547,189)	$(900,323)	$(4,372,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FICAAR, INC.

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020

OPERATING ACTIVITIES:
Net loss	$(718,908)	$(16,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,332	–
Amortization of debt discount on convertible notes	387,996	–
Derivative expense (income)	(97,654)	–
Change in fair market value of derivative liabilities	124,406	–
Gain on forgiveness of debt	(113,799)	–
Changes in operating assets and liabilities:
Accounts receivable	69,096	–
Inventory	(825)	–
Prepaid expenses	(8,301)	–
Accounts payable and accrued expenses	176,624	10,511
Accrued interest	49,233	6,391

NET CASH (USED) IN OPERATING ACTIVITIES	(110,800)	–

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	–	–

NET CASH (USED) IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	152,000	–
Payments of loan payable	(3,000)	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	149,000	–

Increase (decrease) in cash and cash equivalents	38,200	–

Cash and cash equivalents - Beginning	–	–

Cash and cash equivalents - Ending	$38,200	$–

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$167,086	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Common stock and Preferred stock issued in merger in exchange for net assets of HyEdge, Inc	$(3,457,668)	$–

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

On November 16, 2014, the Company acquired 100% of the outstanding common stock of Standard Canna, Inc. (“Standard”), a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation, in exchange for 110,000 shares of common stock of the Company pursuant to a Transfer Agreement (the “Agreement”), by and among, the Company and Jonas Zetzel, sole shareholder of Standard.

On July 28, 2015, the Company transferred its ownership in Sneaker Charmz to David Cicalese, the Company’s sole officer and director and majority shareholder, in exchange for 42,000,000 shares of our common stock, which reduced Mr. Cicalese's share ownership of the Company to 30,020,000 shares of Company Common Stock. In July 2015, the Board of Directors and shareholders representing a majority of the issued and outstanding common stock of the Company appointed Dawn Cames as President of the Company and a member of its Board of Directors. In connection with Ms. Cames appointment, she was issued 1,300,000 shares of Company common stock.

On May 28, 2021, David Cicalese entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, FCAA Merger Sub I, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. ("Target" or "HyEdge"), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the "Merger"). The Merger Agreement was executed on August 6, 2021 and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

Immediately following the Merger, the business of HyEdge became the business of the Company.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated. Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Present Operations

Ficaar, Inc., as a result of the Merger, changed its business focus from engaging in the cannabis industry to presently being a holding company that operates entirely through its subsidiary, HyEdge, Inc., a Delaware Corporation. The Company engages in the manufacturing, marketing, distribution and selling of HFactor® hydrogen infused drinking water.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had, and could continue to have, an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although the Company cannot predict the impact that the COVID-19 pandemic will have on its business or results of operations in future periods, to date, the Company’s core water product applications have been able to support the increased demand the Company has experienced. On April 20, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, the Company entered into a promissory note with an aggregate principal amount of $112,715 (the “Note”) in favor of Stone Bank, N.A., as lender (the “Lender”) under the Small Business Administration (the “SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On April 7, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act (see Note 4).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. These consolidated financial statements include the accounts of Ficaar and its wholly owned subsidiaries, HyEdge, Inc., a Delaware corporation and, the following all of which are inactive, Standard Canna, Inc., a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation; and as well as Precious Holdings, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated on consolidation.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s development stage losses.

As of September 30, 2021, the Company had $38,200 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties.

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

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the company held a cash balance of $38,200 and $ -0-, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended September 30, 2021 and December 31, 2020, the Company recognized revenue at the time of delivery without providing any reserve.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable represents amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2021 and December 31,2020, the allowance for doubtful accounts were not material.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of September 30, 2021 and 2020, the inventory reserves were not material.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally three to five years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or expense.

The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the periods ended September 30, 2021 and 2020 were $121,943 and $ -0-, respectively.

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

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the three months ended September 30, 2021 and 2020.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the periods ended September 30, 2021 and 2020, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions regarding recognition in financial statements. The Company’s evaluation was performed for the tax years, ended December 31, 2020, 2019, 2018, 2017 and 2016 for US federal income tax and state income taxes, the years which remain subject to examination by major tax jurisdictions as of December 31, 2020.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss Per Share

The Company computes loss per common share, in accordance with FASB ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

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

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 2 — Significant other observable inputs that can be corroborated by observable market data; and

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, loan receivable, accounts payable and other liabilities, and accrued interest payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of September 30, 2021 and December 31, 2020. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2021 and 2020 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. On May 20, 2020, the FASB voted to delay implementing the new lease standard for non-public organizations, making their new effective date the fiscal year starting after Dec. 15, 2021. The Company intends to elect this transition provision.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	September 30,	December 31,
	2021	2020
Machinery and equipment	$577,145	$–
Construction in progress	3,090	–
Less accumulated depreciation	(301,994)	–
Fixed assets net	$278,241	$–

Depreciation expense for the periods ended September 31, 2021 and December 31, 2020 was $21,332 and $-0-, respectively.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOVERNMENT DEBT

Paycheck Protection Program Loan

On April 20th, 2020, the Company executed a note (the “PPP Note”) for the benefit of Stone Bank, N.A. (the “Lender”) in the aggregate amount of $112,715 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The loan is unsecured. The interest rate of the loan is 1% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing six months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest of $9,443.87, beginning (13) months from the month this Note is dated as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and the Company. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. On April 7, 2021, the Company received Notice and Approval for forgiveness of payment of $112,715 and $1,083 in interest of this Note and, accordingly reflected as a Gain on Forgiveness of Debt in the accompanying financial statements.

Economic Injury Disaster Loan

On June 2, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $731.00 monthly, will begin twenty-four (24) months from the date of the Note, with first payments applied to accumulated accrued interest. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid.

Future maturities of government debt are as follows:

Year Ending December 31,
2021	$–
2022	–
2023	–
2024	–
2025	27
Thereafter	149,973
Total Principal Payments	$150,000

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	September 30, 2021	December 31, 2020
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022, net of unamortized discount of $61,463 at September 30, 2021.	$52,406	$108,196

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days a 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, unless earlier converted, net of unamortized discount of $118,200 and September 30, 2021, 2021. (A)	131,800	–

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days a 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022, net of unamortized discount of $115,866 at September 30, 2021. (B)	36,134	–

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities.	73,000	–

Total Notes Payable-Third Parties	$293,340	$108,196

(A) Includes a warrant for the right to purchase an additional 250,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) May 27, 2022; or (ii) the date on which the Company has raised at least $1,250,000 under a registration statement. Interest is payable at the Maturity Date.

(B) Includes a warrant for the right to purchase an additional 300,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.55 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) July 22, 2022; or (ii) the date on which the Company has raised at least $1,500,000 under a registration statement. Interest is payable at the Maturity Date.

The Company allocated $415,608 of the derivative liability as a discount against the Warrant liabilities for the period ended September 30, 2021 and $-0- for the year ended December 31, 2020, respectively. The Company recorded $167,935 and $ -0- of interest expense pursuant to the amortization of the note discounts during the periods ended September 30, 2021 and 2020, respectively.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – NOTES PAYABLE-THIRD PARTIES (CONTINUED)

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $2595,528 and $-0- of the derivative liability as discounts against the convertible notes for the period ended September 30, 2021 and the year ended December 31, 2020, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $216,341 and $ -0- of interest expense pursuant to the amortization of the note discounts during the periods ended September 30, 2021 and 2020, respectively.

NOTE 6 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	September 30, 2021	December 31, 2020
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on December 31, 2021 (A)	$445,116	$–

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on December 31st, 2021 (A)	100,000	–

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on December 31, 2021 (A)(B)	90,000	–

Unsecured Promissory Note – DC, dated September 30, 2012. Note accrues interest at 7% per annum, due and payable on June 30, 2022	6,525	6,525

Total Notes Payable-Related Party	$641,116	$6,525

(A)	Secured by all of Company’s accounts receivable and inventory
(B)	Includes a five (5) year common stock warrant of common stock. Warrants equal to 1% of the principal loan divided by $0.414, exercisable at the fair market value on execution date.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITIES

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

The aggregate fair value of derivative liabilities as of September 30, 2021 and December 31, 2020 amounted to $528,733 and $ -0-, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2021	$528,773	$–	$–	$528,773
December 31, 2020	$–	$–	$–	$–

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning balance	$–	$–
Aggregate fair value of conversion features upon issuance	660,696	–
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	(131,963)	–
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$528,773	$–

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – MERGER AND RELATED TRANSACTIONS

The Merger

On August 6, 2021, the Company, FCAA Merger Sub I, Inc, (‘Merger Sub”), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. ("Target" or "HyEdge"), a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement") which closed on August 9, 2021 (the "Closing Date"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Target and the separate corporate existence of Merger Sub ceased, with Target continuing its corporate existence as a wholly owned subsidiary of the Company. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Prior to the Merger, the Company ceased being an operating company and became a "shell company". Pursuant to the Merger, the Company acquired the business of Target to engage in the business of the development, marketing, and sale of hydrogen-infused water and other consumer goods.

As consideration for the merger, Target shareholders exchanged 100% of Target Stock (as defined in the Merger Agreement) totaling 44,136,473 fully diluted shares into shares of Company Common Stock at a conversion rate of 0.7 As a result, an aggregate of 30,895,530 shares of the company’s Common Stock, 1,000,000 shares of Series C Preferred Stock and 3,054 shares of Series D Preferred Stock were to be issued to the shareholders of Target. As of September 30, 2021, there were 30,197,888 of the planned Merger shares of common stock issued and the Series C and D Preferred shares issued.

The end of report schedule presents unaudited consolidate pro forma results of operations data as if the acquisitions had occurred on January 1, 2020. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, not is it necessarily indicative of the future operating results or the financial position of the combined company.

Changes to the Company's Officers and Directors

Effective May 27, 2021, the Company’s Board of Directors appointed Gail Levy as Chief Executive Officer of FICAAR, Inc. On June 1, 2021, in conjunction with the aforementioned change in control, David Cicalese resigned as Secretary and Chairman of the Board of Directors. On June 9, 2021, a majority of Company shareholders elected Gail Levy as Chairman and a member of the Board of Directors. These changes were reported on the Company's form 8-K that was filed on June 10, 2021.

In conjunction with the Merger, Dawn Cames resigned as President, James C. Sanborn was appointed as COO and as a member of the Board of Directors, and Leonard Klingbaum was appointed as a member of the Board of Directors.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of September 30, 2021, and December 31, 2020, the Company had 74,291,164 and 44,093,276 shares, respectively, of common stock issued and outstanding.

Preferred Stock:

The Company has authorized 30,000,000 shares of $.001 par value preferred stock.

On August 6, 2021, the Company amended its Articles of Incorporation to include Certificates of Designation for two new classes of Preferred Stock – Series C Preferred, authorized 1,000,000 shares and, Series D Preferred, authorized 18,000,000 shares.

In connection with the Merger with HyEdge, on September 15, 2021, the Company issued 1,000,000 shares of Series C Convertible Preferred stock, non-dividend, with voting rights. Each share of Series C Preferred stock is convertible into the number of shares of the Company’s common stock equal to the result of (i) 1.5 times the number of Common shares issued and outstanding calculated on a fully diluted basis at the time of conversion, (ii) divided by the total number of Series C Preferred shares issued and outstanding at the time of conversion.

Additionally, the Company issued 3,054 shares of Series D Convertible Preferred stock, non-dividend, with no voting rights. Each share of Series D Preferred stock is convertible into the number of shares of the Company’s common stock equal to 0.01% of the number of Common shares issued and outstanding at the time of conversion.

As of September 30, 2021, 11,000,000 shares of Preferred stock remain unissued.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $19.5 million and $18.0 million at September 30, 2021 and December 31, 2020, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

At December 31, 2020, the Company has a net operating loss carryforward of approximately $11,000,000 for federal and $10,000,000 for state tax purposes. The significant components of deferred income tax assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Deferred tax asset:
Net operating loss carry-forward	$12,300,000	$11,000,000
Less: valuation allowance	(12,300,000)	(11,000,000)

Net deferred income tax asset	$–	$–

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES (CONTINUED)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of September 30, 2021 and December 31, 2020, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended September 30, 2021 and year ended December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

On April 15, 2019, the Company entered into an intellectual property licensing agreement (the "Agreement") with HyEdge IP Co. ("HyEdge IP"), an entity 100% owned by the founder and CEO of the Company.  Pursuant to the agreement, HyEdge IP granted the Company an exclusive, non-assignable, non-sublicensable and royalty-free right and license to use the intellectual properties related to beverages infused with hydrogen for human consumption owned by HyEdge IP (the "Intellectual Properties"), solely within North America. In addition, the Company agrees to irrevocably assign and transfer to HyEdge IP, all of its right, title and interest in and to any improvements, acquired through use, modification or improvement, on the Intellectual Properties (the "Improvements").

The license will be terminated if 1) the Company fails to perform any term or condition of the Agreement and fails to cure such failure within 30 days. or 2) the Company undergoes any direct or indirect sale, merger, consolidation, or transfer of greater than 50% of the Licensee's ownership shares or business assets to a person or group of persons, or 3) the Company substantially discontinues business operations.

On December 20, 2019, the Company and HyEdge IP entered into an amendment to the Agreement (the "Amendment"), expanding the territory in the Agreement from North America to worldwide, including the World Wide Web. In addition, the Amendment clarified the scope of the license and rights in question, which includes the Intellectual Properties and the Improvements. The Amendment also stipulated that the Company and HyEdge IP shall agree upon a royalty for the Company's use of the Intellectual Properties, including the Improvements, outside of North America.

FICAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2021, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

Equity:

On October 27, 2021 26,910,000 shares of Common Stock of the Company held by the Company’s Chief Executive Officer were returned to treasury and retired.

Financing

On October 4, 2021, the Company issued an additional convertible promissory note in the amount of $252,000 and a warrant for the right to purchase an additional 300,000 shares of Common Stock to Boot Capital LLC. The notes and warrants issued to lender are subject to adjustment for anti-dilution.

Other

On September 2, 2021, the Company’s Board of Directors voted and consented to a name change of the Company’s corporate name from Ficaar, Inc. to HFactor, Inc. As of date of these financial statements the name change is pending regulatory filings.

FICAAR, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED COMBINED BALANCE SHEETS (Unaudited)

	SEPTEMBER 30, 2021					DECEMBER 31, 2020
	FICAAR	HYEDGE		Merger	Pro Forma	FICAAR	HYEDGE		Merger	Pro Forma
	INC.	INC.		Adjustments	Combined	INC.	INC.		Adjustments	Combined
	(Public Co.)	(Private Co.)				(Public Co.)	(Private Co.)
	Accounting	Accounting				Accounting	Accounting
	Acquiree	Acquiror				Acquiree	Acquiror
ASSETS

CURRENT ASSETS:
Cash	$–	$38,200			$38,200	$–	70,256			$70,256
Accounts receivable	–	106,832			106,832	–	139,315			139,315
Loan receivable	402,000	–	bb	(402,000)	–	–	–			–
Inventory	–	406,449			406,449	–	383,245			383,245
Other current assets	–	59,306			59,306	–	74,321			74,321
TOTAL CURRENT ASSETS	402,000	610,787			610,787	–	667,137			667,137

PROPERTY AND EQUIPMENT, net	–	278,241			278,241	–	324,937			324,937

Assets	$402,000	889,028			$889,028	$–	$992,074			$992,074

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$71,938	$3,233,948			$3,305,886	$33,203	$3,022,191			$3,055,394
Notes payable- Shareholders	6,525	635,116			641,641	–	635,116			635,116
Government Loans	–	160,000			160,000	–	272,715			272,715
Loan payable	–	402,000	bb	402,000	–	–	–			–
Current portion of notes payable, net of debt discount	220,341	73,000			293,341	–	–			–
Derivative liabilities	528,733	–			528,733	–	–			–
Warrant liabilities	181,543	–			181,543	–	–			–
Other current liabilities	–	150,102			150,102	33,491	–			33,491
TOTAL CURRENT LIABILITIES	1,009,080	4,654,165			5,261,245	66,694	3,930,022			3,996,716

NON-CURRENT LIABILITIES
Other non-current liabilities	–	–			–	–	45,496			45,496
Notes payable- Shareholders	–	–			–	114,721	–			114,721
TOTAL NON-CURRENT LIABILITIES	–	–			–	114,721	45,496			160,217

TOTAL LIABILITIES	1,009,080	4,654,165			5,261,245	181,415	3,975,518			4,156,933

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock	1,003	–	aa		1,003	–	245	aa	758	1,003
Common stock	74,291	–	aa		74,291	44,093	143	aa	30,055	74,291
Common stock options	–	–	aa		–	–	58	aa	(58)	–
Warrants	–	–	aa		–	–	18	aa	(18)	–
Additional paid-in capital	(75,294)	10,226,770	aa	(13,991,907)	(3,840,431)	(44,093)	9,826,305	aa	(12,840,950)	(3,058,738)
Accumulated earnings (deficit)	(607,080)	(13,991,907)	aa	13,991,907	(607,080)	(181,415)	(12,810,213)	aa	12,810,213	(25,801,841)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(607,080)	(3,765,137)			(4,372,217)	(181,415)	(2,983,444)			(3,164,859)

Total Liabilities and Stockholders' Deficit	$402,000	$889,028		–	$889,028	$–	$992,074		(0)	$992,074

See accompanying notes to the Unaudited Pro Forma Condensed Combined Financial Information

FICAAR, INC.

PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,2021					YEAR ENDED DECEMBER 31, 2020
	FICAAR	HYEDGE		Merger	Pro Forma	FICAAR	HYEDGE		Merger	Pro Forma
	INC.	INC.		Adjustments	Combined	INC.	INC.		Adjustments	Combined
	(Public Co.)	(Private Co.)				(Public Co.)	(Private Co.)
	Accounting	Accounting				Accounting	Accounting
	Acquiree	Acquiror				Acquiror	Acquiror

REVENUES

Net Sales	$–	$1,522,428			$1,522,428	$–	$2,279,297			$2,279,297

TOTAL REVENUES

COST OF REVENUES	–	669,436			669,436	–	966,747			966,747

GROSS PROFIT	–	852,991			852,991	–	1,312,550			1,312,550

OPERATING EXPENSES
Manufacturing expenses	–	90,114			–	–	–			–
Sales and Marketing	–	1,276,867			1,276,867	–	2,386,482			2,386,482
General and administrative	15,133	643,453			658,586	16,562	1,185,773			1,202,335
Total Expenses	15,133	2,010,434			1,935,453	16,562	3,572,255			3,588,817
INCOME (LOSS) FROM OPERATIONS	(15,133)	(1,157,442)			(1,082,462)	(16,562)	(2,259,705)			(2,276,267)
OTHER INCOME (EXPENSE)
Amortization of debt discount	(387,996)	–			(387,996)	–	–			–
Derivative expense	97,654	–			97,654	–	–			–
Change in FMV of derivatives	(124,406)	–			–	–	–			–
Interest expense	(18,266)	(124,639)			(142,904)	(8,687)	(101,685)			(110,372)
Other income (expense)	22,482	100,840			123,322	–	(209,533)			(209,533)
TOTAL OTHER INCOME (EXPENSE)	(410,532)	(23,798)			(309,924)	(8,687)	(311,218)			(319,905)
NET INCOME (LOSS)	$(425,665)	$(1,181,241)			$(1,392,386)	$(25,249)	$(2,570,923)			$(2,596,172)
Common stock outstanding	44,093,276	–			44,093,276	44,093,276	–			44,093,276
Common stock issued in merger	–	–	aa	30,895,530	30,895,530	–	–	aa	30,895,530	30,895,530
Total common stock outstanding	44,093,276	–			–	74,988,806	44,093,276			74,988,806
NET LOSS PER SHARE	$(0.0097)	$–			$–	$(0.0186)	$(0.0006)			$(0.0346)

See accompanying notes to the Unaudited Pro Forma Condensed Combined Financial Information

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

1. Unaudited Pro Forma Condensed Combined Balance Sheet Adjustments

aa	Reflects the recapitalization of HyEdge through (i) the exchange of 44,136,473 shares of common stock of HyEdge for 30,895,530 shares of common stock of FICAAR public stock on a 1:0.70 exchange basis, and issuance of 1,003,054 shares of Preferred stock (ii) the elimination of the historical retained earnings of HyEdge.

bb	Reflects the elimination of the intercompany outstanding notes with HyEdge related parties.

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

Plan of Operations

BUSINESS DESCRIPTION

Immediately following the Merger executed on August 6, 2021, the business of HyEdge became our business. Overview HyEdge operates primarily through its subsidiary, HFactor Water International, LLC, a Delaware limited liability company ("HFactor"). HFactor water was created by Gail Levy, HyEdge's founder and CEO. Gail is a successful serial entrepreneur who was looking for a new product that could alleviate the toxic side effects of the cancer chemotherapeutic drugs that had riddled a dear friend. As she researched the properties of hydrogen water, she became more and more enthralled by its potential. Ms. Levy felt she could honor her friend by making hydrogen water immaculate, effective, and accessible to everyone. Enlivened by this mission, she collected a team of experts to help her engineer a natural process to combine hydrogen with water with zero impurities and optimal impact. In 2017, she launched her flagship product through retail and ecommerce channels. HFactor was developed and is manufactured by a team of experts in the U.S. and utilizes a patented chemical-free and magnesium-free process to infuse free hydrogen into its water. Its award winning, environmentally friendly ergonomic pouch keeps the hydrogen potent and pure and makes it extremely portable.

HFactor's anti-inflammatory and antioxidant benefits appeal to a wide population across every age group, positioning HFactor to capture significant share in an expanding market. The global market for bottled water is projected to reach $215B by 2025. HFactor has demonstrated significant market traction, with $2.87M sales in 2020, 30M+ followers across Social Media channels.

The quality of our product is achieved through a proprietary manufacturing process. A reverse osmosis filtering system and patent-protected infusion process ensures efficacy, purity, and taste. The efficacy of hydrogen water is backed by over 1,000 published peer reviewed studies demonstrating that hydrogen positively impacts fitness, health, lifestyle, recovery, and wellness.

Our sales strategy involves a diversified, multi-channel approach. Our products are currently on shelves in approximately 5,000+ retail stores across 20 chains in addition to our growing ecommerce presence. Our company prides itself on having a low carbon footprint, primarily due to our eco-conscious packaging and free mail-in recycling program through our partnership with Teracycle.

Our mission statement is to build a brand and corporate culture that, at its essence, exhibits strength in oneself and in one's community. We promote a foundation of "doing well by doing good". This foundation enables HFactor to produce and distribute the highest quality "better for you" consumer products that are conscious to the community, mind, body, and the environment

Comparison of Three Months Ended September 30, 2021 to Three Months ended September 30, 2020

Results of Operations

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$513,174	$–	$513,174	100%
Gross profit	266,867	–	266,867	100%
Operating expenses	(633,806)	(3,360)	630,446	18,763%
Other income (expense)	(96,504)	(2,145)	94,359	4,399%
Net loss	$(463,443)	$(5,505)	$457,938	8,319%

Net revenues for the nine months ended September 30, 2021 were $513,174 as compared to $-0- for the nine months ended September 31, 2020 which resulted from the merger of HyEdge.

Gross profits for the nine months ended September 30, 2021 were $266,867 as compared to $-0- for the nine months ended September 31, 2020.

Total operating expenses were $633,806 for the three months ended September 30, 2021 compared to $3,360 for the three months ended September 30, 2020. The 18,763% increase was primarily attributable to the additional operating expenses resulting from the merger of HyEdge, specifically $358,270 in sales and marketing expenses and $141,588 in payroll and compensation.

Other income (expense) was $96,504 for the three months ended September 30, 2021 compared to $2,145 for the three months ended September 30, 2020. The $94,359 increase was primarily $290,342 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, $124,406 in change in fair market value of derivatives and $47,622 increase in interest expenses associated with borrowings, offset by approximately $113,000 gain from forgiveness of debt.

For the nine months ended September 30, 2021, the Company reported a net loss of $463,443 as compared to a net loss of $5,505 for the nine months ended September 30, 2020. The $457,938 increase in net loss for the nine months ended September 30, 2021 mainly arose from the additional net loss resulting from the merger of HyEdge.

Comparison of Nine Months Ended September 30, 2021 to Nine Months ended September 30, 2020

Results of Operations

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$513,174	$–	$513,174	100%
Gross profit	266,867	–	266,867	100%
Operating expenses	(646,664)	(10,512)	(236,656)	2,251%
Other income (expense)	(339,111)	(6,390)	(332,721)	5,207%
Net loss	$(718,908)	$(16,902)	$(702,006)	4,153%

Net revenues for the nine months ended September 30, 2021 were $513,174 as compared to $-0- for the nine months ended September 31, 2020 which resulted from the merger of HyEdge.

Gross profits for the nine months ended September 30, 2021 were $266,867 as compared to $-0- for the nine months ended September 31, 2020.

Total operating expenses were $646,664 for the nine months ended September 30, 2021 compared to $10,512 for the nine months ended September 30, 2020. The 2,251% increase was primarily attributable to the additional operating expenses resulting from the merger of HyEdge, specifically $358,270 in sales and marketing expenses and $141,588 in payroll and compensation.

Other income (expense) was $339,111 for the nine months ended September 30, 2021 compared to $6,390 for the nine months ended September 30, 2020. The $332,721 increase Net Other Expenses was primarily $290,342 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, $124,406 in change in fair market value of derivatives and $49,937 increase in interest expenses associated with borrowings. offset by approximately $113,000 gain from forgiveness of debt .

For the nine months ended September 30, 2021, the Company reported a net loss of $718,908 as compared to a net loss of $16,902 for the nine months ended September 30, 2020. The $702,006 increase in net loss for the nine months ended September 30, 2021 mainly resulted from the additional net loss resulting from the merger of HyEdge.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $38,200 in cash to fund its operations. The Company reported working capital deficit of $4,650,438 at September 30, 2021 as compared to a working capital deficit of $66,694 at December 31, 2020, representing an increase in working capital deficit by $4,583,764.

The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail some of its planned activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities should the Company be unable to continue as a going concern.

As the Company continues to incur losses, achieving profitability is dependent on achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners of from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders.

Operating Activities:

For the nine months ended September 30, 2021, net cash flow used by operating activities was $110,800 compared to -$0- for the nine months ended September 30, 2020. The decreases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by (used) in investing and financing activities for the period ended September 30, 2021 were $3,000 in net repayments from borrowings, offset with $152,000 in proceeds from borrowings compared to $-0- for the nine months ended September 30, 2020.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Transaction with Related Parties:

None

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about August 8, 2021 the Company issued 30,197,888 shares of Company common stock and 1,003,054 Preferred stock upon the closing of the HyEdge, Inc. acquisition. The shares were the component of the consideration paid by the Company to acquire HyEdge. These shares of Company common stock were offered and sold in a private transaction in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Description
10.1	Securities Purchase Agreement dated May 27, 2021 between Ficaar Inc. and Boot Capital, LLC (**)
10.2	Convertible Promissory Note dated May 27, 2021 between Ficaar Inc. and Boot Capital, LLC (**)
10.3	Common Stock Purchase Warrant dated May 27, 2021 between Ficaar Inc. and Boot Capital, LLC (**)
10.4	Stock Purchase Agreement dated May 28, 2021 between David Cicalese (the “Seller”) and Gail Levy (the “Purchaser”) (**)
17.1	Resignation of David Cicalese dated June 1, 2021 (**)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(**)	Incorporated by reference to the Current Report on Form 8-K as filed on June 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ficaar, Inc.

Date: November 10, 2021	/s/ Gail Levy
Gail Levy, Principal Executive Officer

/s/ Chris Sanborn
Chris Sanborn, Acting Principal Financial and Accounting Officer

