Form 10-K
period 2021-12-31
HFactor, Inc.
filed 2022-04-14
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

Commission file number: 000-1144546

HFactor, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2634747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Madison Ave, #1249

New York, NY 10016

(Address of principal executive offices)

(516) 647-5171

(Registrant’s telephone number, including area code)

_______________________________________

(Former name or former address, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered/
HFactor, Inc. Common Stock	HWTR	OTC Markets: PINK

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging Growth Company	☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 29, 2022, was $112,462,274.

As of March 29, 2022 the Registrant had 48,356,164 issued and outstanding shares of common stock.

HFactor, Inc.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, with the accompanying Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. Words such as “expects”, “intends”, “anticipates”, “believes”, “estimates”, “assumes”, “projects” and similar expressions are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors”. These statements are based on information currently available, and we undertake no obligation to update any forward-looking statement as circumstances change.

When this report uses the words “we,” “us,” “our,” “HFactor”, or the “Company,” they refer to HFactor, Inc.

PART I

ITEM 1. BUSINESS

Company Overview and Plan of Operation

HFactor, Inc. ("HFactor", "Ficaar", the "Company", "we", "us") was incorporated in July 2001 in the State of Georgia under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007. Effective November 8, 2021, the Company's name was changed to HFactor, Inc.

In August 2012, certain shareholders of the Company representing a majority of the issued and outstanding stock of the Company entered into an agreement and consummated such agreement with Sneaker Charmz, Inc. ("Sneaker Charmz"), a Delaware corporation, whereby 72,020,000 shares of common stock of were assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, , and David Cicalese consummated a transaction where the shares of common stock of owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese, and Mr. Cicalese's ownership of Sneaker Charmz to the Company. Thus, Sneaker Charmz became a wholly owned subsidiary of the Company and Mr. Cicalese owned 85% of the total issued and outstanding common stock of the Company.

In January 2014, Mr. Cicalese, President, a member of the Board of Directors, and the majority shareholder of the Company, contributed 100 shares, representing all of the issued and outstanding equity of Precious Holdings, Inc., a Delaware corporation, to the Company. Thus, Precious Holdings, Inc. became a wholly owned subsidiary of the Company.

On November 16, 2014, in exchange for 110,000 shares of our common stock, we acquired 100% of the outstanding common stock of Standard Canna, Inc. ("Standard"), a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems, Inc., a Colorado corporation, and Standard Property Group, Inc., a California corporation. This acquisition was pursuant to a Transfer Agreement by and among the Company and Jonas Zetzel, sole shareholder of Standard.

On July 28, 2015, the Company transferred its ownership in Sneaker Charmz to David Cicalese, our sole officer and director and majority shareholder, in exchange for 42,000,000 shares of our common stock, which reduced Mr. Cicalese's share ownership of the Company to 30,020,000 shares of Company Common Stock. In July 2015, the Board of Directors and shareholders representing a majority of the issued and outstanding common stock of the Company appointed Dawn Cames as President of the Company and a member of its Board of Directors. In connection with Ms. Cames appointment, she was issued 1,300,000 shares of Company common stock.

On May 28, 2021, David Cicalese entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in , to Levy. Acting as the majority shareholder of the Company, Levy then caused to enter into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, FCAA Merger Sub I, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary, and HyEdge, Inc. ("Target" or "HyEdge"), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary (the "Merger"). The Merger Agreement was executed on August 6, 2021 and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Immediately following the Merger, the business of HyEdge became our business.

Overview

The Company operates primarily through HyEdge, its wholly owned subsidiary, manufacturing and distributing HFactor water. HFactor water was created by Gail Levy, HyEdge's founder and CEO. Gail is a successful serial entrepreneur who was looking for a new product that could alleviate the toxic side effects of the cancer chemotherapeutic drugs that had riddled a dear friend. As she researched the properties of hydrogen water, she became more and more enthralled by its potential.

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

The quality of our product is achieved through a proprietary manufacturing process. A reverse osmosis filtering system and patent-protected infusion process ensures efficacy, purity, and taste. The efficacy of hydrogen water is backed by over 1,000 published studies demonstrating that hydrogen positively impacts fitness, health, lifestyle, recovery, and wellness.

Our sales strategy involves a diversified, multi-channel approach. Our products are currently on shelves in approximately 5,000+ retail stores across 20 chains in addition to our growing ecommerce presence. Our company prides itself on having a low carbon footprint, primarily due to our eco-conscious packaging and free mail-in recycling program through our partnership with Terracycle.

Mission Statement

To build a brand and corporate culture that, at its essence, exhibits strength in oneself and in one's community. We promote a foundation of "doing well by doing good". This foundation enables HFactor to produce and distribute the highest quality "better for you" consumer products that are conscious to the community, mind, body, and the environment.

The Worldwide Health and Fitness Movement

Consumers are looking for a go-to hydration option that provides additional functional benefits without the sugar or caffeine. The worldwide health and fitness movement is just beginning. More and more people are realizing the importance of what you put in your body and how you maintain it. On a greater scale, consumers are looking for brands that have removed artificial ingredients. This has led to a recent increase in contracts from major retailers and distributors in the US that should result in a significant increase to the Company's retail presence throughout 2021 and 2022.

Maintaining Relevance in a Digital World

HFactor has found success by establishing beneficial relationships with target-aligned influencers and sponsoring a multitude of events and activities. We have built organic relationships with athletes and influencers in the fitness space to drive awareness, education, and ecommerce. To solidify HFactor in the fitness space, we have had a strong presence at many sports and fitness events as participating sponsor, driving product trial and education. We expect that as we continue to cultivate these relationships, brand awareness will increase, and we will be able to capture a significant share in an expanding market.

The Benefits of Hydrogen Infused Water

Water already has Hydrogen, as in H2O, but when those two hydrogen atoms are bound to oxygen, they are not available for any other interactions. When we infuse hydrogen gas into water, active hydrogen molecules are free and accessible to our body. Small and soluble, molecular hydrogen can quickly circulate and speed straight into the power centers of our cells. This interaction has been shown to increase athletic performance, reduce inflammation from exercise, and increase powerful antioxidants in our body. Our Reverse Osmosis filtering system ensures the purity and taste of our water, and our patented infusion process allows us to deliver PURE hydrogen and PURE water, and nothing else.

Our Products

The pouch. The pouch is unique, convenient to hold and carry, and plays a significant role in helping you reap all the benefits Hydrogen has to offer. The eco-conscious award-winning design and material was created in an effort to contain the additional Hydrogen in the water. When you add hydrogen to water, it tries to and usually does escape quite easily through more traditional materials such as plastic or glass Our pouch keeps the extra Hydrogen molecules contained, and does so with a lower carbon footprint.

3

The can. Slim, sleek, and eye-catching, the HFactor cans are finished with a matte white color so the blues and text information stand out on the shelf. Functionally, the aluminum material of the can is also very effective at containing the extra Hydrogen molecules. HFactor was the pioneer in delivering still water in a recyclable aluminum can.

More Flavors. More Sizes. More Choices. Recent innovations include a larger, 20-ounce pouch, in addition to different flavors of HFactor water such as Watermelon, Blood Orange, Honeydew, and Tart Cherry. While utilizing natural flavors with no sugar or calories these options offer consumers a great-tasting beverage that still provides the health benefits of our standard hydrogen-infused water.

Our Business Plan

HFactor's demonstrated efficacy, innovative packaging, and low carbon footprint has propelled traction since our launch in May 2017. Demand for multi-purpose functional beverages and a strong multi-channel sales strategy is driving HFactor's national reach. HFactor is a leader in the newly defined category of Functional Beverages and is well positioned as a business to maintain its competitive advantage in a new and growing space.

Our business plan focuses on four key areas: (1) regional focus; (2) retailer focus; (3) driving volume; and (4) controlling spending. We plan to focus on key regions of the US where our market traction is already established, including the Northeast, West Coast, Texas, and Florida. We also plan to aggressively cultivate the relationships we have with large retailers, including Walmart, Sprouts, Albertsons, Stop & Shop, and others. As we work towards these goals, we will strive to drive volume without losing sight of profitability as our main goal. We believe that as we focus on these four areas at once, we will be able to achieve sustained growth of the Company without compromising our profitability or the results of our operations.

ITEM 1A. RISK FACTORS

We are a "smaller reporting company", as defined in Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information specified in Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As a result of the COVID-19 pandemic, HFactor leadership and sales teams work remotely. Our manufacturing is maintained in Michigan City, Indiana and distribution is facilitated by a host of partner 3PL service providers. Leadership has successfully implemented effective and efficient communication and management processes that has established a remote structure that will be in place indefinitely.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Pink Tier of the OTC Markets Group under the symbol "HWTR".

Holders of Record

As of December 31, 2021, there were 47,631,164 shares of Common Stock outstanding held by 195 holders of record.

Dividends

The Company does not expect to declare dividends for holders of Common Stock in the foreseeable future. Dividends will be declared, if at all (and subject to rights of holders of additional classes of securities, if any), in the discretion of the Company's Board of Directors. Dividends, if ever declared, may be paid in cash, in property, or in shares of the capital stock of the Company, subject to the provisions of law, the Company's Bylaws and the Certificate of Incorporation. Before payment of any dividend, there may be set aside out of any funds of the Company available for dividends such sums as the Board of Directors, in its absolute discretion, deems proper as a reserve for working capital, to meet contingencies, for equalizing dividends, for repairing or maintaining any property of the Company, or for such other purposes as the Board of Directors shall deem in the best interests of the Company.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2021 other than those that have been previously reported.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

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

We define our accounting periods as follows: “fiscal 2021” – January 1, 2021 through December 31, 2021.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended December 31, 2021 and December 31, 2020. The MD&A should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 (“Annual Financial Statements”).

The MD&A and Annual Financial Statements have been prepared in accordance with general accepted principles in the United States of America (“GAAP”).

All significant intercompany balances and transactions were eliminated on consolidation.

Company History and Summary

HFactor, Inc., formerly known as Ficaar, Inc. (the “Company” or “HFactor” or “Ficaar”) was incorporated in July 2001 in the State of Georgia under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007 and to HFactor, Inc. on September 2, 2021.

The Company’s fiscal year end is December 31.

On May 28, 2021, David Cicalese (“Cicalese”), an officer and Board member of Ficaar entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, FCAA Merger Sub I, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. ("Target" or "HyEdge"), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the "Merger"). The Merger Agreement was executed on August 6, 2021 and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Plan of Operations

BUSINESS DESCRIPTION

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

Comparison of Year Ended December 31, 2021 to Year Ended December 30, 2020

Results of Operations

	Year ended December 31,			Percent
	2021	2020	Change	Change
Revenues	$751,773	$–	$751,773	100%
Gross profit	331,573	–	331,573	100%
Operating expenses	(1,119,228)	(16,562)	(1,102,666)	6,658%
Other income (expense)	(805,038)	(8,686)	(796,352)	9,168%
Net loss	$(1,592,693)	$(25,248)	$(1,567,445)	6,208%

Net revenues for the year ended December 31, 2021 were $751,773 as compared to $-0- for the year ended December 31, 2020 which resulted from the merger of HyEdge.

Gross profits for the year ended December 30, 2021 were $331,573 as compared to $-0- for the year ended December 31, 2020.

Total operating expenses were $1,119,228 for the year ended December 31, 2021 compared to $16,562 for the year ended December 31, 2020. The 6,6587% increase was primarily attributable to the additional operating expenses resulting from the merger of HyEdge, specifically $654,847 in sales and marketing expenses and $225,148 in payroll and compensation.

Other income (expense) was $(805,038) for the year ended December 31, 2021 compared to $(8,686) for the year ended December 31, 2020. The $796,352 increase was primarily $619,399 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, $124,406 in change in fair market value of derivatives and $94,390 increase in interest expenses associated with borrowings.

For the year ended December 31, 2021, the Company reported a net loss of $1,592,693 as compared to a net loss of $25,248 for the year ended December 31, 2020. The $1,567,445 increase in net loss for the year ended December 31, 2021 mainly arose from the additional net loss resulting from the merger of HyEdge.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $250,854 in cash to fund its operations. The Company reported working capital deficit of $4,855,836 at December 31, 2021 as compared to a working capital deficit of $66,694 at December 31, 2020, representing an increase in working capital deficit by $4,789,142.

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

Operating Activities:

For the year ended December 31, 2021, net cash flow used by operating activities was $(826,956) compared to -$0- for the year ended December 31, 2020. The decreases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditures.

Investing and Financing Activities:

Net cash flows provided by (used) in investing and financing activities for the year ended December 31, 2021 were $226,190 in net repayments from borrowings, offset with $650,000 from sales of common stock shares and $654,000 in proceeds from borrowings compared to $-0- for the year ended December 31, 2020.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $4,598,617 as of December 21, 2021. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing.

Transaction with Related Parties:

None

Critical Accounting Policies

Refer to Note 2 in the Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the year ended December 31, 2021 had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company", as defined in Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information specified in Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HFactor Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HFactor Inc. ( the “Company”) as of December 31, 2021 and 2020 and the related statements of income, stockholders’ equity, and cash flow, for the periods ended December 31, 2021 and 2020 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for year ended December 31, 2021 and 2020 in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2021, and 2020, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bolko & Company

We have served as the Company’s auditor since 2019.

Boca Raton, FL

April 11, 2022

Bolko & Company

Certified Public Accountant

HFACTOR, INC.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS

Current Assets

Cash	$250,854	$–
Accounts receivable, net of allowance for doubtful accounts	75,737	–
Inventories	468,913	–
Prepaid expenses and other current assets	53,085	–

Total Current Assets	848,589	–

Fixed Assets, net of accumulated depreciation	257,219	–

Total Assets	$1,105,808	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,097,807	$35,931
Accrued Interest	212,108	30,763
Current portion of notes payable-third party, net of debt discount	463,221	–
Note payable-related party	641,641	–
Government loans payable	160,000	–
Derivative liabilities	793,997	–
Warrant liability, net of unamortized discount	335,651	–

Total Current Liabilities	5,704,425	66,694

Long-Term Liabilities
Note payable - Third party	–	108,196
Note payable - Related party	–	6,525

Total Long-Term Liabilities	–	114,721

Total Liabilities	5,704,425	181,415

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 30,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:	–	–
Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1,000,000 and no shares issued and outstanding December 31, 2021 and December 31, 2020; respectively	1,000	–
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 3,054 and no shares issued and outstanding December 31, 2021 and December 31, 2020; respectively	3	–
Common stock 200,000,000, $.001 par value shares authorized; 47,631,164 and 44,093,276 shares issued and outstanding at December 31, 2021 and December 31, 2020; respectively	47,631	44,093
Common stock subscribed, 400,000 and no shares issued and outstanding at December 31, 2021 and December 31,2020; respectively	400	–
Additional paid-in capital	(2,873,543)	(44,093)
Accumulated deficit	(1,774,108)	(181,415)

Total Stockholders' Deficit	(4,598,617)	(181,415)

Total Liabilities and Stockholders' Deficit	$1,105,808	$–

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31, 2021	December 31, 2020
REVENUES

Sales, net	$751,773	$–

TOTAL REVENUES	751,773	–

COST OF REVENUES	420,200	–

GROSS PROFIT	331,573	–

OPERATING EXPENSES
Manufacturing expenses	47,064	–
Sales and marketing	654,847	–
General and administrative	417,317	16,562
Total expenses	1,119,228	16,562

Loss from operations	(787,655)	(16,562)

Other (income) expense
Amortization of debt discount	686,399	–
Derivative (income) expense	(67,353)	–
Change in FMV of derivatives	124,406	–
Interest expense	105,211	8,687
Gain on forgiveness of debt	(29,490)	–
Other income	(14,135)	–

Total Other (income) expense	805,039	8,687

Net Loss	$(1,592,693)	$(25,248)

Net Loss per common shares outstanding- Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0336)	$(0.0006)

Weighted average shares outstanding	47,452,572	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, Inc.

Consolidated Statements of Stockholders' Deficit

	Series C			Series D				Common Stock		Additional
	Preferred Stock			Preferred Stock		Common stock		Subscribed		Paid-In	Accumulated
	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2018	–		$–	–	$–	44,093,276	$44,093	$–	$–	$(44,093)	$(117,398)	$(117,398)

Net loss for the year ended December 31, 2019		–	–	–	–	–	–	–	–	–	(38,768)	(38,768)

Balance as of December 31, 2019	–		–	–	–	44,093,276	44,093	–	–	(44,093)	(156,166)	(156,166)

Net loss for the year ended December 31, 2020	–		–	–	–	–	–	–	–	–	(25,248)	(25,248)

Balance as of December 31, 2020	–		–	–	–	44,093,276	$44,093	$–	–	(44,093)	(181,415)	(181,415)

Merger of HyEdge, Inc.	1,000,000		1,000	3,054	3	30,197,888	30,198	–	–	(3,478,800)	–	(3,447,599)

Sale of common shares	–		–	–	–	250,000	250	400,000	400	649,350	–	650,000

Cancellation of shares	–		–	–	–	(26,910,000)	(26,910)	–	–	–	–	(26,910)

Net loss for the year ended December 31, 2021	–		–	–	–	–	–	–	–	–	(1,592,693)	(1,592,693)

Balance as of December 31, 2021	1,000,000		$1,000	3,054	$3	47,631,164	$47,631	400,000	$400	$(2,873,543)	$(1,774,108)	$(4,598,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31, 2021	December 31, 2020

OPERATING ACTIVITIES:
Net loss	$(1,592,693)	$(25,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,705	–
Amortization of debt discount on convertible notes	686,452	–
Derivative expense (income)	(67,353)	–
Change in fair market value of derivative liabilities	124,406	–
Gain on forgiveness of debt	(113,799)	–
Changes in operating assets and liabilities:
Accounts receivable	100,191	–
Inventory	(63,289)	–
Prepaid expenses	(2,079)	–
Accounts payable and accrued expenses	(31,747)	16,561
Accrued interest	97,250	8,687
NET CASH (USED) IN OPERATING ACTIVITIES	(826,956)	–

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	–	–
NET CASH (USED) IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Sales of common stock	650,000
Proceeds from convertible notes payable	654,000	–
Payments of loans payable	(226,190)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,077,810	–

Increase (decrease) in cash and cash equivalents	250,854	–

Cash and cash equivalents - Beginning	–	–

Cash and cash equivalents - Ending	$250,854	$–

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$34,293	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Common stock and Preferred stock issued in merger in exchange for net assets of HyEdge, Inc.	$(3,447,600)	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

History

HFactor, Inc. formerly known as Ficaar, Inc. (the “Company” or “Ficaar” or “HFactor”) was incorporated in July 2001 under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007 and to HFactor, Inc. on November 8, 2021.

On May 28, 2021, David Cicalese (“Cicalese”), an officer and Board member of Ficaar entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, FCAA Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. (“Target” or “HyEdge”), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the “Merger”). The Merger Agreement was executed on August 6, 2021 and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

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

On September 2, 2021 the Company filed an amendment in its articles of incorporation to change its name to HFactor Inc. The Company was able to secure an OTC Bulletin Board symbol HWTR from Financial Industry Regulatory Authority (FINRA).

Present Operations

The Company as a result of the Merger, changed its business focus from engaging in the cannabis industry to presently being a holding company that operates entirely through its subsidiary, HyEdge, Inc., a Delaware Corporation. The Company engages in the manufacturing, marketing, distribution and selling of HFactor® hydrogen infused drinking water.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. These consolidated financial statements include the accounts of HFactor Inc. and its wholly owned subsidiaries, HyEdge, Inc., a Delaware corporation and, the following all of which are inactive, Standard Canna, Inc., a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation; and as well as Precious Holdings, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated on consolidation.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s recurring losses, working capital deficiency or accumulated deficit.

As of December 31, 2021, the Company had $250,854 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties.

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

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and December 31, 2020, the Company held a cash balance of $250,854 and $ -0-, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended December 31, 2021 and December 31, 2020, the Company recognized revenue at the time of delivery without providing any reserve.

 Accounts Receivable

Accounts receivable represents amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2021 and December 31, 2020, the allowance for doubtful accounts were not material.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of December 31, 2021 and 2020, the inventory reserves were not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $ 104,762 and $ -0-, respectively.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues. Shipping and handling costs for the years ended December 31, 2021 and 2020 were $ 529,388 and $ -0-, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2017 through 2021, The Company does not expect any changes in its unrecognized tax benefits in the current year.

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of December 31, 2021, and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the years ended December 31, 2021 and 2020.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the years ended December 31, 2021 and 2020, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of December 31, 2021 and December 31, 2020. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth company” beginning after December 15, 2020). The Company has adopted this standard effective from January 1, 2021, and the adoption of this standard did not have any significant impact on the consolidated financial statements.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

Update ASU 2021-10- Government Assistance (Topic 832)

In November 2021, the FASB issued guidance which requires business entities to disclose information about certain government assistance they receive. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in this Update either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We do not expect adoption of this standard to result in additional disclosures within our Consolidated Financial Statements.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,	December 31,
	2021	2020
Machinery and equipment	$577,645	$–
Construction in progress	3,089	–
Less accumulated depreciation	(323,515)	–
Fixed assets net	$257,219	$–

Depreciation expense for the years ended December 31, 2021 and December 31, 2020 was $35,705 and $-0-, respectively.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $3,097,807 as of December 31, 2021, primarily represents payables to vendors for raw materials amounting to $1,793,572, consulting and construction services amounting to $569,264, interest on promissory notes and loans amounting to $145,002, and outstanding and accrued professional fees amounting to $589,969.

Accounts payable amounting to $35,391 as of December 31, 2020, primarily filing service providers amounting to $8,522, and outstanding plus accrued professional fees of $20,250.

NOTE 5 – GOVERNMENT DEBT

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

Economic Injury Disaster Loan

On June 2, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $731.00 monthly, will begin thirty (30) months from the date of the Note, with first payments applied to accumulated accrued interest. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOVERNMENT DEBT (continued)

Future maturities of government debt are as follows:

Year Ending December 31,
2022	$–
2023	–
2024	–
2025	–
Thereafter	150,000
Total Principal Payments	$150,000

NOTE 6 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	December 30, 2021	December 31, 2020
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022, net of unamortized discount of $40,975 at December 31, 2021.	$80,394	$108,196

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, unless earlier converted, net of unamortized discount of $73,194 and December 31, 2021. (A)	176,805	–

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022, net of unamortized discount of $80,124 at December 31, 2021. (B)	71,875	–

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022, net of unamortized discount of $191,902 at December 31, 2021. (C)	60,098	–

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities.	74,049	–

Total Notes Payable-Third Parties	$463,221	$108,196

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE-THIRD PARTIES (continued)

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

(C) Includes a warrant for the right to purchase an additional 300,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.55 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) October 4, 2022; or (ii) the date on which the Company has raised at least $1,500,000 under a registration statement. Interest is payable at the Maturity Date

The Company allocated $680,872 of the derivative liability as a discount against the Warrant liabilities for the period ended December 31, 2021 and $-0- for the year ended December 31, 2020, respectively. The Company recorded $308,779 and $ -0- of interest expense pursuant to the amortization of the note discounts during the periods ended December 31, 2021 and 2020, respectively.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $654,000 and $-0- of the derivative liability as discounts against the convertible notes for the years ended December 31, 2021 and December 31, 2020, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $377,673 and $ -0- of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2021 and 2020, respectively.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	December 30, 2021	December 31, 2020
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (A)	$445,116	$–

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (A)	100,000	–

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (A)(B)	90,000	–

Unsecured Promissory Note – DC, dated September 30, 2012. Note accrues interest at 7% per annum, due and payable on June 30, 2022	6,525	6,525

Total Notes Payable-Related Party	$641,641	$6,525

(A)	Secured by all of Company’s accounts receivable and inventory.

(B)	Includes a five (5) year common stock warrant of common stock. Warrants equal to 1% of the principal loan divided by $0.414, exercisable at the fair market value on execution date.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the notes payable – related parties and convertible notes payable referred to in Notes 6 and 7 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and required the recognition of derivative liabilities.

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

The aggregate fair value of derivative liabilities as of December 31, 2021 and December 31, 2020 amounted to $793,997 and $ -0-, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE LIABILITIES (continued)

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2021	$793,997	$–	$–	$793,997
December 31, 2020	$–	$–	$–	$–

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance	$–	$–
Aggregate fair value of conversion features upon issuance	918,403	–
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	(124,406)	–
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$793,997	$–

NOTE 9 – MERGER AND RELATED TRANSACTIONS

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

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – MERGER AND RELATED TRANSACTIONS (continued)

As consideration for the merger, Target shareholders exchanged 100% of Target Stock (as defined in the Merger Agreement) totaling 44,136,473 fully diluted shares into shares of Company Common Stock at a conversion rate of 0.7 As a result, an aggregate of 30,895,530 shares of the company’s Common Stock, 1,000,000 shares of Series C Preferred Stock and 3,054 shares of Series D Preferred Stock were to be issued to the shareholders of Target. As of December 31, 2021, there were 30,197,888 of the planned Merger shares of common stock issued and the Series C and D Preferred shares issued.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal – To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

Legal Matters:

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

To the best of the Company’s knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

Dispute:

The Company is disputing the validity of a convertible promissory note carried over from its merger in August 2021. Since it presently is not possible to determine the outcome of this matter, the note is disclosed in Note 6 to the financial statements with a net balance of $80,394 until its ultimate resolution.

Employment and Consulting Agreements:

During years from 2017 to 2019, the Company signed employment agreements with five executive officers: the President, Chief Operating Officer, Director of Marketing, President and Chief Medical Officer and its Vice President of Sales. With the exception of one contract, each agreement is at will with no set termination periods., unless terminated earlier. The contracts provide for an annual base salary ranging from $100,000 to $200,00, participation in the Company’s Bonus Plan, Stock Option Plan, Medical benefits, severance pay and two (2) year non-compete clauses.

Rental:

As a result of the COVID-19 pandemic, Company management and employees have been working remotely and accordingly, incurring no rental expense during the years ended December 31 2021 and 2020.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since reached multiple other countries, including the United States, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19has had, and could continue to have, an adverse effect on the global markets and its economy, including on the availability and pricing of employees and resources, and other aspects of the global economy. Although the Company cannot predict the impact that the COVID-19 pandemic will have on its business or results of operations in future periods, to date, the Company’s core water product applications have been able to support the increased demand the Company has experienced. On April 20, 2020, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, the Company entered into a promissory note with an aggregate principal amount of $112,715 (the “Note”) in favor of Stone Bank, N.A., as lender (the “Lender”) under the Small Business Administration (the “SBA”) Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On April 7, 2021, the Note was fully forgiven by the SBA and the Lender in compliance with the provisions of the CARES Act (see Note 5).

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses

During the years ended December 31, 2021, and 2020, respectively, the pandemic did not have a material impact on the Company’s operations. As of December 31, 2021, and 2020, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

NOTE 11 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of December 31, 2021, and December 31, 2020, the Company had 47,631,164 and 44,093,276 shares, respectively, of common stock issued and outstanding.

On October 27, 2021 26,910,000 shares of Common Stock of the Company held by the Company’s Chief Executive Officer were returned to treasury and retired.

On December 10, 2021 and December 15, 2021, the Company received total proceeds of $650,000 for the sale of 650,000 common stock shares at $1.00 per share. The December 15, 2021 sale of 400,000 shares were issued on January 3, 2022 and accordingly, recorded as common stock subscribed in the accompanying financial statements.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (continued)

On November 12, 2021, the U.S. Securities and Exchange Commission (“SEC”) issued a Notice of Qualification for the Company's Form 1-A Offering Circular for an offering of the Company’s Common Stock shares under Regulation A+ (the "Offering") of the Securities Act of 1933 (the “Act”). The purpose of the Offering is to allow both accredited and non-accredited potential investors the opportunity to invest directly in the Company. The Offering has a minimum and maximum investment of $25,000 to at a price of $1.00 per share.

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

As of December 31, 2021, 28,996,946 shares of Preferred stock remain unissued.

NOTE 12 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $15 million and $12 million at December 31, 2021 and December 31, 2020, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

At December 31, 2021, the Company has a net operating loss carryforward of approximately $11 million for federal and $12 million for state tax purposes. The significant components of deferred income tax assets at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset:
Net operating loss carry-forward	$3,150,000	$2,520,000
Less: valuation allowance	(3,150,000)	(2,520,000)

Net deferred income tax asset	$–	$–

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

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

As of December 30, 2021 and December 31, 2020, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended December 31, 2021 and year ended December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 13 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

On April 15, 2019, the Company entered into an intellectual property licensing agreement (the “Agreement”) with HyEdge IP Co. (“HyEdge IP”), an entity 100% owned by the founder and CEO of the Company.  Pursuant to the agreement, HyEdge IP granted the Company an exclusive, non-assignable, non-sublicensable and royalty-free right and license to use the intellectual properties related to beverages infused with hydrogen for human consumption owned by HyEdge IP (the “Intellectual Properties”), solely within North America. In addition, the Company agrees to irrevocably assign and transfer to HyEdge IP, all of its right, title and interest in and to any improvements, acquired through use, modification or improvement, on the Intellectual Properties (the “Improvements”).

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

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 11, 2022, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

Equity

During the first quarter of 2022, the Company received total proceeds of $355,000 for the sale of 355,000 common stock shares at $1.00 per share.

On December 3, 2021, the Company entered into a Stock Purchase Agreement with Boot Capital LLC (“Boot”) whereby Boot Capital agreed to retire all of its outstanding warrants (850,000 in total) in exchange for 200 shares of Series D Preferred stock. The Preferred stock shares were issued on March 29, 2022.

HFACTOR , INC. AND SUBSIDIARIES

PRO FORMA CONDENSED COMBINED BALANCE SHEETS (Unaudited)

	DECEMBER 31,2021					DECEMBER 31. 2020
				Merger	Pro Forma				Merger	Pro Forma
	FICAAR INC.	HYEDGE INC.		Adjustments	Combined	FICAAR INC.	HYEDGE INC.		Adjustments	Combined
	(Public Co.)	(Private Co.)				(Public Co.)	(Private Co.)
	Accounting	Accounting				Accounting	Accounting
	Acquiree	Acquiror				Acquiree	Acquiror
ASSETS

CURRENT ASSETS:
Cash	$–	$250,854			$250,854	$–	70,256			$70,256
Accounts receivable	–	75,737			75,737	–	139,315			139,315
Loan receivable	1,302,000	–	bb	1,302,000	–	–	–			–
Inventory	–	468,913			468,913	–	383,245			383,245
Other current assets	–	53,085			53,085	–	74,321			74,321
TOTAL CURRENT ASSETS	1,302,000	848,589			848,589	–	667,137			667,137

PROPERTY AND EQUIPMENT, net	–	257,219			257,219	–	324,937			324,937

	$1,302,000	1,105,808			$1,105,808	$–	$992,074			$992,074

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,757	$3,074,050			$3,097,806	$33,203	$3,022,191			$3,055,394
Notes payable-Shareholders	6,525	635,116			641,641	–	635,116			635,116
Government Loans	–	160,000			160,000	–	272,715			272,715
Loan payable	–	654,000	bb	(654,000)	–	–	–			–
Current portion of notes payable, net of debt discount	389,173	74,048			463,221	–	–			–
Derivative liabilities	793,997	–			793,997	–	–			–
Warrant liabilities	335,651	–			335,651		–			–
Other current liabilities	67,106	145,002			212,108	33,491	–			33,491
TOTAL CURRENT LIABILITIES	1,616,208	4,742,216			5,704,425	66,694	3,930,022			3,996,716

NON-CURRENT LIABILITIES
Other non-current liabilities	–	–			–	–	45,496			45,496
Notes payable- Shareholders	–	–			–	114,721	–			114,721
TOTAL NON-CURRENT LIABILITIES	–	–			–	114,721	45,496			160,217

TOTAL LIABILITIES	1,616,208	4,742,216			5,704,425	181,415	3,975,518			4,156,933

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock	1,003	–			1,003	–	245	aa	(245)	–
Common stock	47,631	–			47,631	44,093	143	aa	30,055	74,291
Common stock subscribed	400				400
Common stock options	–	–		–	–	–	58	aa	(58)	–
Warrants	–	–		–	–	–	18	aa	(18)	–
Additional paid-in capital	600,966	10,876,770	aa	(12,812,733)	(1,982,996)	(44,093)	9,826,305	aa	(12,839,947)	(3,057,735)
			bb	(648,000)
Accumulated earnings (deficit)	(954,208)	(14,513,179)	aa	12,812,733	(2,664,654)	(181,415)	(12,810,213)	aa	12,810,213	(181,415)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(314,208)	(3,636,408)			(4,598,617)	(181,415)	(2,983,444)			(3,164,859)

	$1,302,000	$1,105,808			$1,105,808	$–	$992,074		–	$992,074

See accompanying notes to the Unaudited Pro Forma Condensed Combined Financial Information

PF-1

HFACTOR, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	YEAR ENDED DECEMBER 31, 2021					YEAR ENDED DECEMBER 31, 2020
	FICAAR INC.	HYEDGE INC.				FICAAR INC.	HYEDGE INC.
	(Public Co.) Accounting Acquiree	(Private Co.) Accounting Acquiror		Merger Adjustments	Proforma Combined	(Public Co.) Accounting Acquiree	(Private Co.) Accounting Acquiror	Merger Adjustments		Proforma Combined
REVENUES
Net Sales	$–	$2,020,409			$2,020,409	$–	$2,279,297			$2,279,297
TOTAL REVENUES		2,020,409			2,020,409		2,279,297			2,279,297

COST OF REVENUES	–	949,922			949,922	–	966,747			966,747

GROSS PROFIT	–	1,070,487			1,070,487	–	1,312,550			1,312,550

OPERATING EXPENSES
Manufacturing expenses	–	95,969			95,969	–	–			–
Sales and Marketing	–	1,728,967			1,728,967	–	2,386,482			2,386,482
General and administrative	15,133	826,914			842,047	16,562	1,185,773			1,202,335
	15,133	2,651,851			2,666,984	16,652	3,572,255			3,588,817

INCOME (LOSS) FROM OPERATIONS	(15,133)	(1,581,364)			(1,596,497)	(16,562)	(2,259,705)			(2,276,267)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(686,399)	–			(686,399)	–	–			–
Derivative expense (income)	67,353	–			67,353	–	–			–
Change in FMV of derivatives	(124,406)	–			(124,406)	–	–			–
Interest expense	(38,343)	(114,034)			(152,377)	(8,687)	(101,685)			(110,372)
Other income (expense)	14,135	–			14,135	–	(209,533)			(209,533)

TOTAL OTHER INCOME (EXPENSE)	(767,660)	(114,034)			(881,695)	(8,687)	(311,218)			(319,905)

NET INCOME (LOSS)	$(782,793)	$(1,695,398)			$(2,478,191)	$(25,249)	$(2,570,923)			$(2,596,172)

Common stock outstanding	44,343,276	–			44,343,276	44,343,276				44,343,276
Common stock issued in merger	–	–	aa	30,197,888	30,197,888	–	–	aa	30,197,888	30,197,888
Common stock retired and cancelled	–	–		(26,910,000)	(26,910,000)	–
Total common stock outstanding	44,343,276				47,631,164	44,343,276				74,541,164
NET LOSS PER SHARE	$(0.0177)				$(0.0520)	(0.0006)				$(0.0348)

See accompanying notes to the Unaudited Pro Forma Condensed Combined Financial Information

PF-2

HFACTOR, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

1. Unaudited Pro Forma Condensed Combined Balance Sheet Adjustments

aa	Reflects the recapitalization of HyEdge through (i) the exchange of 44,136,473 shares of common stock of HyEdge for 30,197,888 shares of common stock of FICAAR public stock on a 1:0.70 exchange basis, (ii) the elimination of the historical retained earnings of HyEdge.

bb	Reflects the elimination of the intercompany outstanding notes with HyEdge related parties.

PF-3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

We are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K, and are a non-accelerated filer, and therefore are not required to provide the information specified in Item 9A.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Position	Date of Appointment
Gail Levy	CEO, Director	May 2021
James C. Sanborn	COO, Director	July 2021
Leonard Klingbaum	Director	July 2021

The following are brief biographies of the officers and directors:

Gail Levy (CEO, Director)

Gail Levy (66), Founder and CEO of HFACTOR since 2014. Ms. Levy is a serial-entrepreneur who has had success in traditional brick and mortar retail market with industry leaders such as Home Depot, Lowes, Sears, and Kmart, among others. As an early adopter of eCommerce Ms. Levy created a design and fulfillment company of home décor, gifts, and outdoor lifestyle products that became resources for commercial giants such as 1-800 Flowers, FTD, Pro Flowers, Hallmark, and Garden.com. Ms. Levy then transferred her start-up prowess to designing fashion hard goods for celebrity notables such as Martha Stewart, Katie Brown, Jaclyn Smith, and Christopher Lowell in the tabletop, home and office décor, and garden industries. Ms. Levy’s work has been featured in numerous trade publications, as well as on Oprah, CBS, and NBC.

James C. Sanborn (COO, Director)

Chris Sanborn (55) is an accomplished executive, with extensive experience in both domestic and international markets.  After completing a 5-year tour with the US Navy, Mr. Sanborn attended the University of New Mexico.  He spent the next 5 years with Domino’s Pizza International, where he was Distribution and Logistics Director, Pacific Rim and then moved on in a new role as Mid Atlantic regional manager for Domino's Pizza Distribution.  Subsequently, he joined Chardan Capital as Senior Director of Operations before transitioning to Source Atlantic to become the executive VP of Operations.  After 7 years with Source Atlantic, he was recruited by AIM Holdings to become President and COO of this prominent SaaS-based single source provider of digital entertainment, education products, and e-learning solutions in North America. After AIM Holdings was acquired by a competitor, Chris decided to apply his wide range of experience to the venture world by becoming a partner at Sterling Select Partners, an alternative investment platform of Sterling Equities, and its spin-off, Raisol Capital. In 2017 Mr. Sanborn was recruited by HFactor to join their board and leadership team.   Mr. Sanborn is married with 3 children and lives on Long Island.

Leonard Klingbaum (Director)

Mr. Klingbaum (48) has been a practicing attorney since passing the New York Bar exam in 2000. He is currently a partner in the Corporate Department at the law firm of Ropes & Gray LLP in their NY office.  Previously, he was a partner at Willkie Farr & Gallagher LLP and at Kirkland & Ellis LLP.  Mr. Klingbaum attended law school at Pace University School of Law and received a Bachelor of Arts from the University of Toronto.

Board of Directors

Our board of directors currently consists of three directors, none of which are "independent" as defined in Rule 4200 of FINRA's listing standards. We may appoint additional independent directors to our board of directors in the future, particularly to serve on committees should they be established.

Committees of the Board of Directors

We may establish an audit committee, compensation committee, a nominating and governance committee and other committees to our Board of Directors in the future, but have not done so as of the date of this Offering Circular. Until such committees are established, matters that would otherwise be addressed by such committees will be acted upon by the Board of Directors.

Director Compensation

The Company currently does not pay any cash compensation to members of its board of directors for their services as directors of the Company. However, the Company reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors. The Company may determine to grant to each new director, at the time of such director's appointment, an option to purchase its common shares. In the future, the Company may also elect to offer directors cash compensation.

Limitation of Liability and Indemnification of Officers and Directors

Our Bylaws limit the liability of directors and officers of the Company to the maximum extent permitted by Georgia law. The Bylaws state that the Company shall indemnify and hold harmless each person who was or is a party or is threatened to be made a party to, or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director or an officer of the Company or such director or officer is or was serving at the request of the Company as a director, officer, partner, member, manager, trustee, employee or agent of another company or of a partnership, limited liability company, joint venture, trust or other enterprise.

The Company believes that indemnification under our Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company also may secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our Bylaws permit such indemnification.

The Company may also enter into separate indemnification agreements with its directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, may provide that we will indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person's services as one of our directors or officers, or rendering services at our request, to any of its subsidiaries or any other company or enterprise. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

There is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

For additional information on indemnification and limitations on liability of our directors and officers, please review the Company's Bylaws, which are attached to this Offering Circular.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the two years ended December 31, 2021 and 2020, the compensation awarded to, paid to, or earned by, the Company's Chief Executive Officer, President, Secretary and Treasurer.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gail Levy,	2021	180,000	0	0	0	0	0	0	180,000
CEO & Director	2020	0	0	0	0	0	0	0	0

James C. Sanborn,	2021	180,000	0	0	0	0	0	0	180,000
COO & Director	2020	0	0	0	0	0	0	0	0

Leonard	2021	0	0	0	0	0	0	0	0
Klingbaum, Director	2020	0	0	0	0	0	0	0	0

Dawn Cames,	2021	0	0	0	0	0	0	0	0
President & Director (1)	2020	0	0	0	0	0	0	0	0

David Cicalese,	2021	0	0	0	0	0	0	0	0
Secretary & Chairman (2)	2020	0	0	0	0	0	0	0	0

(1)	Dawn Cames resigned as President and Director on August 6, 2021.
(2)	David Cicalese resigned as Secretary and Chairman of the Board of Directors on June 1, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Stock as of the date of this report.

Name and Position Address	Class	Shares Owned
		Number	Percent
Gail Levy, CEO & Director 244 Madison Ave. #1249 New York, New York 10016	Common Stock Preferred C Stock	10,361,400 850,000	21.75% 85%
James C. Sanborn, COO & Director 244 Madison Ave. #1249 New York, New York 10016	Common Stock Preferred C Stock	976,450 150,000	2.05% 15%
Leonard Klingbaum, Director 244 Madison Ave. #1249 New York, New York 10016	Common Stock	740,881	1.54%
Dawn Cames (Beneficial Owner) Huntington Station, New York	Common Stock	2,433,334	5.10%
Enlightened Access Capital LLC (Beneficial Owner) New York, New York	Common Stock	2,513,022	5.27%
Divario Ventures LLC (Beneficial Owner) Boise, Idaho	Common Stock	3,105,055	6.51%
Christopher Vingiano (Beneficial Owner) Boynton Beach, Florida	Common Stock	3,000,000	6.29%
Nuno Beira (Beneficial Owner) Davie, Florida	Common Stock	3,000,000	6.29%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	2021	2020
Audit Fees	$12,000	$13,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees
	$12,000	$13,000

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

Policy for Pre-Approval of Audit and Non-Audit Services

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent registered public accounting firm.

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent registered public accounting firm is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent registered public accounting firm.

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance with its normal functions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Filed Herewith (*)	Incorporated by Reference
Exhibit No.	Description		Filing Type	Date Filed
2.1	Merger Agreement		8-K	08/11/2021
3.1	Articles of Incorporation		10-12G	01/24/2018
3.2	Amendment to Articles of Incorporation		8-K	08/11/2021
3.3	Bylaws		10-12G	01/24/2018
3.4	Amendment to Articles of Incorporation		8-K	11/18/2021
4.1	Series C Preferred Stock Designation		8-K	08/11/2021
4.2	Series D Preferred Stock Designation		8-K	08/11/2021
10.01	Boot Capital Securities Purchase Agreement dated May 27, 2021		8-K	06/10/2021
10.02	Boot Capital Convertible Promissory Note dated May 27, 2021		8-K	06/10/2021
10.03	Boot Capital Warrant dated May 27, 2021		8-K	06/10/2021
10.04	Boot Capital Securities Purchase Agreement dated July 22, 2021		8-K	08/11/2021
10.05	Boot Capital Convertible Promissory Note dated July 22, 2021		8-K	08/11/2021
10.06	Boot Capital Warrant dated July 22, 2021		8-K	08/11/2021
10.07	Boot Capital Securities Purchase Agreement dated October 4, 2021		8-K	10/12/2021
10.08	Boot Capital Convertible Promissory Note dated October 4, 2021		8-K	10/12/2021
10.09	Boot Capital Warrant dated October 4, 2021		8-K	10/12/2021
23.1	Auditor's Consent	*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer	*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officer	*

101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HFactor, Inc.
(Registrant)

April 14, 2022	By:	/s/ Gail Levy
Gail Levy
President

	By:	/s/ Gail Levy
Gail Levy
Chief Financial Officer

