Form 10-Q
period 2022-03-31
HFactor, Inc.
filed 2022-05-19
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 11, 2022 the Registrant had 48,006,164 issued and outstanding shares of common stock.

HFactor, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

HFACTOR, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	-Unaudited-

ASSETS

Current Assets

Cash	$46,733	$250,854
Accounts receivable, net of allowance for doubtful accounts	128,675	75,737
Inventories	533,700	468,913
Prepaid expenses and other current assets	36,758	53,085

Total Current Assets	745,866	848,589

Fixed Assets, net of accumulated depreciation	238,320	257,219

Total Assets	$984,186	$1,105,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,227,448	$3,097,807
Accrued Interest	248,737	212,108
Current portion of notes payable-third party, net of debt discount	604,750	463,221
Note payable-related party	641,641	641,641
Government loans payable	160,000	160,000
Derivative liabilities	801,449	793,997
Warrant liability, net of unamortized discount	–	335,651

Total Current Liabilities	5,684,025	5,704,425

Long-Term Liabilities
Note payable - Third party	–	–
Note payable - Related party	–	–

Total Long-Term Liabilities	–	–

Total Liabilities	5,684,025	5,704,425

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 219,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:	–	–
Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1,000,000 shares issued and outstanding March 31, 2022 and December 31, 2021; respectively	1,000	1,000
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 3,254 and 3,054 shares issued and outstanding March 31, 2022 and December 31, 2021; respectively	3	3
Common stock 200,000,000, $.001 par value shares authorized; 47,956,164 and 47,631,164 shares issued and outstanding at March 31, 2022 and December 31,2021; respectively	47,956	47,631
Common stock subscribed, 45,000 and 400,000 shares issued and outstanding at March 31, 2022 and December 31,2021; respectively	45	400
Additional paid-in capital	(2,167,862)	(2,873,543)
Accumulated deficit	(2,580,981)	(1,774,108)

Total Stockholders' Deficit	(4,699,839)	(4,598,617)

Total Liabilities and Stockholders' Deficit	$984,186	$1,105,808

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
	-Unaudited-	-Unaudited-
REVENUES

Sales, net	$595,623	$–

TOTAL REVENUES	595,623	–

COST OF REVENUES	275,716	–

GROSS PROFIT	319,907	–

OPERATING EXPENSES
Manufacturing expenses	55,067	–
Sales and marketing	581,042	–
General and administrative	295,105	7,033

Total Expenses	931,214	7,033

Loss from Operations	(611,307)	(7,033)

Other (income) expense
Amortization of debt discount	142,687	–
Change in Fair Market Value of derivatives	7,452	–
Interest expense	45,427	2,201
Other (income) expense	–	–

Total Other (income) expense	195,566	2,201

Net Loss	$(806,873)	$(9,234)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders - basic	$(0.0168)	$(0.0002)
Net Loss per share attributable to common stockholders - diluted	$(0.0168)	$(0.0002)

Weighted Average Shares Outstanding - basic	48,006,164	44,093,276
Weighted Average Shares Outstanding - diluted	48,006,164	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, Inc.

Consolidated Statements of Stockholders' Deficit

-Unaudited-

	Series C Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	–	$–	–	$–	44,093,276	$44,093

Net loss for the 3 months ended March 31, 2021	–	–	–	–	–	–

Balance as of March 31, 2021	–	$–	–	$–	44,093,276	$44,093

Balance as of December 31, 2020	–	$–	–	$–	44,093,276	$44,093

Merger of HyEdge, Inc.	1,000,000	1,000	3,054	3	30,197,888	30,198

Sale of common shares	–	–	–	–	250,000	250

Cancellation of shares	–	–	–	–	(26,910,000)	(26,910)

Net loss for the year ended December 31, 2021	–	–	–	–	–	–

Balance as of December 31, 2021	1,000,000	1,000	3,054	3	47,631,164	47,631

Sale of common shares	–	–	–	–	325,000	325

Issuance of subscribed shares	–	–	–	–	400,000	400

Cancellation of shares	–	–	–	–	(400,000)	(400)

Cancellation of warrants in exchange for preferred stock	–	–	200	–	–	–

Net loss for the 3 months ended March 31, 2022	–	–	–	–	–	–

Balance as of March 31, 2022	1,000,000	$1,000	3,254	$3	47,956,164	$47,956

	Common Stock		Additional
	Subscribed		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2020	$–	$–	$(44,093)	$(181,415)	$(181,415)

Net loss for the 3 months ended March 31, 2021	–	–	–	(9,234)	(9,234)

Balance as of March 31, 2021	–	$–	$(44,093)	$(190,649)	$(190,649)

Balance as of December 31, 2020	$–	–	$(44,093)	$(181,415)	$(181,415)

Merger of HyEdge, Inc.	–	–	(3,478,800)	–	(3,447,599)

Sale of common shares	400,000	400	649,350	–	650,000

Cancellation of shares	–	–	–	–	(26,910)

Net loss for the year ended December 31, 2021	–	–	–	(1,592,693)	(1,592,693)

Balance as of December 31, 2021	400,000	400	(2,873,543)	(1,774,108)	(4,598,617)

Sale of common shares	45,000	45	369,630	–	370,000

Issuance of subscribed shares	(400,000)	(400)	–	–	–

Cancellation of shares	–	–	400	–	–

Cancellation of warrants in exchange for preferred stock	–	–	335,651	–	335,651

Net loss for the 3 months ended March 31, 2022	–	–	–	(806,873)	(806,873)

Balance as of March 31, 2022	45,000	$45	$(2,167,862)	$(2,580,981)	$(4,699,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
	-Unaudited-	-Unaudited-

OPERATING ACTIVITIES:
Net loss	$(806,873)	$(9,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,899	–
Amortization of debt discount on convertible notes	142,687	–
Change in fair market value of derivative liabilities	7,452	–
Changes in operating assets and liabilities:
Accounts receivable	(52,938)	–
Inventory	(64,787)	–
Prepaid expenses	16,326	–
Accounts payable and accrued expenses	128,486	11,658
Accrued interest	36,627	(96)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(574,121)	2,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	–	–
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Sales of common stock	370,000	–
Proceeds (Payments) from loans payable	–	(2,329)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	370,000	(2,329)

Increase (decrease) in cash and cash equivalents	(204,121)	–

Cash and cash equivalents - Beginning	250,854	–

Cash and cash equivalents - Ending	$46,733	$–

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,798	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Preferred stock issued in exchange for cancellation of Warrant Liabilities, net of unamortized discount	$335,651	$–
Expenses paid by a non-related party subject to a note	$–	$2,329

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2021, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

As of March 31, 2022, the Company had $46,733 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties, and through equity investments into the Company.

It is the Company’s intent to continue to attempt to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company held a cash balance of $46,733 and $250,854, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended March 31, 2022 and 2021, the Company recognized revenue at the time of delivery without providing any reserve.

 Accounts Receivable

Accounts receivable represents amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts were not material.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of March 31, 2022 and December 31, 2021, the inventory reserves were not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the periods ended March 31, 2022 and 2021 were $ 27,565 and $ -0-, respectively.

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

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of March 31, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the periods ended March 31, 2022 and 2021.

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of March 31, 2022 and December 31, 2021. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2022 and 2021 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	March 31,	December 31,
	2022	2021
Machinery and equipment	$577,645	$577,645
Construction in progress	3,089	3,089
Less accumulated depreciation	(342,414)	(323,515)
Fixed assets net	$238,320	$257,219

Depreciation expense for the periods ended March 31, 2022 and 2021 was $18,899 and $35,705, respectively.

NOTE 4 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	March 31, 2022	December 31, 2021
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022, net of unamortized discount of $40,975 at March 31, 2022.	$80,394	$80,394

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, unless earlier converted, net of unamortized discount of $28,381 at March 31, 2022. (A) (D)	221,618	176,805

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022, net of unamortized discount of $44,601 at March 31, 2022. (B) (D)	107,399	71,875

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022, net of unamortized discount of $129,551 at March 31, 2022. (C) (D)	122,449	60,098

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities.	72,900	74,049

Total Notes Payable-Third Parties	$604,750	$463,221

(A) Includes a warrant for the right to purchase an additional 250,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) May 27, 2022; or (ii) the date on which the Company has raised at least $1,250,000 under a registration statement. Interest is payable at the Maturity Date

(B) Includes a warrant for the right to purchase an additional 300,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.55 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) July 22, 2022; or (ii) the date on which the Company has raised at least $1,500,000 under a registration statement. Interest is payable at the Maturity Date.

(C) Includes a warrant for the right to purchase an additional 300,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.55 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) October 4, 2022; or (ii) the date on which the Company has raised at least $1,500,000 under a registration statement. Interest is payable at the Maturity Date

(D) On December 3, 2021, the Company entered into a Stock Purchase Agreement with Boot Capital LLC (“Boot”), lender for the three notes of (A), (B) and (C), whereby Boot agreed to retire all of its outstanding warrants (850,000 in total) in exchange for 200 shares of Series D Preferred stock. The Preferred stock shares were issued on March 29, 2022. Accordingly, the Warrant liability of $335,651 as of December 31, 2021 was written-off during the period ended March 31, 2022.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $-0- and $654,000 of the derivative liability as discounts against the convertible notes for the period ended March 31, 2022 and year ended December 31, 2021, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $142,687 and $ -0- of interest expense pursuant to the amortization of the note discounts during the periods ended March 31, 2022 and 2021, respectively.

NOTE 5 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	March 31, 2022	December 31, 2021
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (A)	$445,116	$445,116

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (A)	100,000	100,000

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (A)(B)	90,000	90,000

Unsecured Promissory Note – DC, dated September 30, 2012. Note accrues interest at 7% per annum, due and payable on June 30, 2022	6,525	6,525

Total Notes Payable-Related Party	$641,641	$641,641

(A)	Secured by all of Company’s accounts receivable and inventory.

(B)	Includes a five (5) year common stock warrant of common stock. Warrants equal to 1% of the principal loan divided by $0.414, exercisable at the fair market value on execution date.

NOTE 6 – GOVERNMENT DEBT

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

Period Ending March 31,
2022	$–
2023	–
2024	–
2025	–
Thereafter	150,000
Total Principal Payments	$150,000

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the notes payable – related parties and convertible notes payable referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and required the recognition of derivative liabilities.

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

The aggregate fair value of derivative liabilities as of March 31, 2022 and December 31, 2021 amounted to $801,449 and $793,997, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2022	$801,449	$–	$–	$801,449
December 31, 2021	$793,997	$–	$–	$793,997

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Period Ended March 31, 2022	Year Ended December 31, 2021
Beginning balance	$793,997	$–
Aggregate fair value of conversion features upon issuance	–	918,403
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	7,452	(124,406)
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$801,449	$793,997

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

Dispute:

The Company is disputing the validity of a convertible promissory note carried over from its merger in August 2021. Since it presently is not possible to determine the outcome of this matter, the note is disclosed in Note 4 to the financial statements with a net balance of $80,394 until its ultimate resolution.

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

Rental:

As a result of the COVID-19 pandemic, Company management and employees have been working remotely and accordingly, incurring no rental expense during the years ended December 31, 2021, and 2020.

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

NOTE 10 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of March 31, 2022, and December 31, 2021, the Company had 47,956,164 and 47,631,164 shares, respectively, of common stock issued and outstanding.

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

During the first quarter of 2022, the Company received total proceeds of $370,000 for the sale of 370,000 common stock shares at $1.00 per share, of which 45,000 shares were issued in the second quarter ending June 30, 2022 and accordingly, recorded as common stock subscribed in the accompanying financial statements.

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

As of March 31, 2022, 28,996,746 shares of Preferred stock remain unissued.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $16 million and $13 million at March 31, 2021 and December 31, 2021, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

The significant components of deferred income tax assets at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carry-forward	$3,400,000	$3,150,000
Less: valuation allowance	(3,400,000)	(3,150,000)

Net deferred income tax asset	$–	$–

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 11, 2022, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

Equity

On April 5, 2021, the Company entered into a Stock Purchase Agreement with Boot Capital LLC (“Boot”) whereby Boot Capital agreed to the purchase of 50,000 common stock shares at $1.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.   This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2021 and 2020. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Results of Operations

	Three Months ended March 31,			Percent
	2022	2021	Change	Change
Revenues	$595,623	$–	$595,623	100%
Gross profit	319,907	–	319,907	100%
Operating expenses	(931,214)	(7,033)	(924,181)	13,141%
Other income (expense)	(195,566)	(2,201)	(193,365)	8,785%
Net loss	$(806,873)	$(9,234)	$(797,639)	8,638%

Net revenues for the three months ended March 31, 2022 were $595,623 as compared to $-0- for the three months ended March 31, 2021 which resulted from the merger of HyEdge.

Gross profit for the three months ended March 31, 2022 was $319,907 as compared to $-0- for the three months ended March 31, 2021.

Total operating expenses were $931,214 for the three months ended March 31, 2022 compared to $7,033 for the three months ended March 31, 2021. The 13,141% increase was primarily attributable to the additional operating expenses resulting from the merger of HyEdge, specifically $581,042 in sales and marketing expenses and $138,626 in payroll and compensation.

Other income (expense) was $(195,566) for the three months ended March 31, 2022 compared to $(2,201) for the three months ended March 31,2021. The $193,365 increase was primarily $142,687 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt and $43,226 increase in interest expenses associated with borrowings.

For the three months ended March 31, 2022, the Company reported a net loss of $806,873 as compared to a net loss of $9,234 for the three months ended March 31, 2021. The $797,639 increase in net loss for the three months ended March 31, 2022 mainly arose from the additional net loss resulting from the merger of HyEdge.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $46,733 in cash to fund its operations. The Company reported working capital deficit of $4,938,159 at March 31, 2022 as compared to a working capital deficit of $4,855,836 at December 31, 2021, representing an increase in working capital deficit by $82,323.

The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail some or all of its planned activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities should the Company be unable to continue as a going concern.

As the Company continues to incur losses, achieving profitability is dependent on achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners of from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders, which dilution may be significant depending on the terms of the transactions.

Operating Activities:

For the three months ended March 31, 2022, net cash flow used by operating activities was $(574,121) compared to $2,329 for the three months ended March 31, 2021. The decreases in cash flow used for operating activities for 2022 period were primarily due to increases in operating expenditures resulting from the HyEdge merger.

Investing and Financing Activities:

Net cash flows provided by (used) in investing and financing activities for the three months ended March 31, 2022 were $370,000 from sales of common stock shares compared to $2,329 in payments from borrowings for the three months ended March 31, 2021.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $4,699,839 as of March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue absent raising sufficient capital to fund continued operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the three months March 31, 2022 had a material effect on our operations.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Filed Herewith (*)	Incorporated by Reference
Exhibit No.	Description		Filing Type	Date Filed
2.1	Merger Agreement		8-K	08/11/2021
3.1	Articles of Incorporation		10-12G	01/24/2018
3.2	Amendment to Articles of Incorporation		8-K	08/11/2021
3.3	Bylaws		10-12G	01/24/2018
3.4	Amendment to Articles of Incorporation		8-K	11/18/2021
4.1	Series C Preferred Stock Designation		8-K	08/11/2021
4.2	Series D Preferred Stock Designation		8-K	08/11/2021
10.01	Boot Capital Securities Purchase Agreement dated May 27, 2021		8-K	06/10/2021
10.02	Boot Capital Convertible Promissory Note dated May 27, 2021		8-K	06/10/2021
10.03	Boot Capital Warrant dated May 27, 2021		8-K	06/10/2021
10.04	Boot Capital Securities Purchase Agreement dated July 22, 2021		8-K	08/11/2021
10.05	Boot Capital Convertible Promissory Note dated July 22, 2021		8-K	08/11/2021
10.06	Boot Capital Warrant dated July 22, 2021		8-K	08/11/2021
10.07	Boot Capital Securities Purchase Agreement dated October 4, 2021		8-K	10/12/2021
10.08	Boot Capital Convertible Promissory Note dated October 4, 2021		8-K	10/12/2021
10.09	Boot Capital Warrant dated October 4, 2021		8-K	10/12/2021
23.1	Auditor's Consent	*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer	*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Principal Financial Officer	*
101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HFactor, Inc.
(Registrant)

May 19, 2022	By:	/s/ Gail Levy
Gail Levy
President

May 19, 2022	By:	/s/ Chris Sanborn
Chris Sanborn
Acting Principal Financial Officer

