Form 10-Q
period 2022-06-30
HFactor, Inc.
filed 2022-08-15
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022 the Registrant had 48,151,164 issued and outstanding shares of common stock.

HFactor, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

HFACTOR, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	-Unaudited-	-Audited-

ASSETS

Current Assets

Cash	$73,275	$250,854
Accounts receivable, net of allowance for doubtful accounts	268,942	75,737
Inventories	465,128	468,913
Prepaid expenses and other current assets	32,600	53,085

Total Current Assets	839,945	848,589

Fixed Assets, net of accumulated depreciation	219,422	257,219

Total Assets	$1,059,367	$1,105,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,602,415	$3,097,807
Accrued Interest	285,247	212,108
Current portion of notes payable-third party, net of debt discount	773,884	463,221
Note payable-related party	641,641	641,641
Government loans payable	160,000	160,000
Derivative liabilities	801,449	793,997
Warrant liability, net of unamortized discount	–	335,651

Total Current Liabilities	6,264,636	5,704,425

Long-Term Liabilities
Note payable - Third party	–	–
Note payable - Related party	–	–

Total Long-Term Liabilities	–	–

Total Liabilities	6,264,636	5,704,425

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock 219,000,000, $.001 par value shares authorized, shares issued and outstanding as follows: Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1,000,000 shares issued and outstanding June 30, 2022 and December 31, 2021; respectively	1,000	1,000
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 3,354 and 3,054 shares issued and outstanding June 30, 2022 and December 31, 2021; respectively	3	3
Common stock 200,000,000, $.001 par value shares authorized; 48,151,164 and 47,631,164 shares issued and outstanding at June 30, 2022 and December 31,2021; respectively	48,151	47,631
Common stock subscribed, -0- and 400,000 shares issued and outstanding at June 30, 2022 and December 31,2021; respectively	–	400
Additional paid-in capital	(2,018,012)	(2,873,543)
Accumulated deficit	(3,236,411)	(1,774,108)

Total Stockholders' Deficit	(5,205,269)	(4,598,617)

Total Liabilities and Stockholders' Deficit	$1,059,367	$1,105,808

Going Concern (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES

Sales, net	$600,495	$–	$1,196,118	$–

TOTAL REVENUES	600,495	–	1,196,118	–

COST OF REVENUES	266,679		542,395	–

GROSS PROFIT	333,816	–	653,723	–

OPERATING EXPENSES
Manufacturing expenses	33,297	–	88,364	–
Sales and marketing	488,425	–	1,069,467	–
General and administrative	290,076	5,825	585,181	12,858

Total Expenses	811,798	5,825	1,743,012	12,858

Loss from Operations	(477,982)	(5,825)	(1,089,289)	(12,858)

Other (income) expense
Amortization of debt discount	168,319	41,518	311,006	41,518
Change in Fair Market Value of derivatives	–	–	7,452	–
Derivative expense	–	217,011	–	217,011
Interest expense	45,215	4,359	90,642	6,560
Other (income ) expense	(36,086)	(22,482)	(36,086)	(22,482)

Total Other (income) expense	177,448	240,406	373,014	242,607

Net Loss	$(655,430)	$(246,231)	$(1,462,303)	$(255,465)

Net Loss per common shares outstanding-Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0136)	$(0.0056)	$(0.0304)	$(0.0058)

Weighted Average Shares Outstanding	48,054,497	44,093,276	48,030,331	44,093,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, Inc.

Consolidated Statements of Stockholders' Deficit

-Unaudited-

	Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Common Stock		Subscribed		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2020	–	$–	–	$–	44,093,276	$44,093	–	$–	$(44,093)	$(181,415)	$(181,415)

Net loss for the 3 months ended March 31, 2021	–	–	–	–	–	–	–	–	–	(9,234)	(9,234)

Balance as of March 31, 2021	–	–	–	–	44,093,276	44,093	–	–	(44,093)	(190,649)	(190,649)

Net loss for the 3 months ended June 30, 2021	–	–	–	–	–	–	–	–	–	(246,231)	(246,231)

Balance as of June 30, 2021	–	$–	–	$–	44,093,276	$44,093	–	$–	$(44,093)	$(436,880)	$(436,880)

Balance as of December 31, 2021	1,000,000	$1,000	3,054	$3	47,631,164	$47,631	400,000	$400	$(2,873,543)	$(1,774,108)	$(4,598,617)

Sale of common shares	–	–	–	–	325,000	325	45,000	45	369,630	–	370,000

Issuance of subscribed shares	–	–	–	–	400,000	400	(400,000)	(400)	–	–	–

Cancellation of shares	–	–	–	–	(400,000)	(400)	–	–	400	–	–

Cancellation of warrants in exchange for preferred stock	–	–	200	–	–	–	–	–	335,651	–	335,651

Net loss for the 3 months ended March 31, 2022	–	–	–	–	–	–	–	–	–	(806,873)	(806,873)

Balance as of March 3, 2022	1,000,000	1,000	3,254	3	47,956,164	47,956	45,000	45	(2,167,862)	(2,580,981)	(4,699,839)

Sale of common shares	–	–	–	–	150,000	150	–	–	149,850	–	150,000

Issuance of preferred and subscribed shares	–	–	100	–	–	45	(45,000)	(45)	–	–	–

Cancellation of shares	–	–	–	–	–	–	–	–	–	–	–

Net loss for the 3 months ended June 30, 2022	–	–	–	–	–	–	–	–	–	(655,430)	(655,430)

Balance as of June 30, 2022	1,000,000	$1,000	3,354	$3	48,106,164	$48,151	–	$–	$(2,018,012)	$(3,236,411)	$(5,205,269)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021

OPERATING ACTIVITIES:
Net loss	$(1,462,303)	$(255,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,798	–
Amortization of debt discount on convertible notes	311,006	41,518
Change in fair market value of derivative liabilities	7,452	–
Derivative expense	–	217,011
Changes in operating assets and liabilities:
Accounts receivable	(177,579)	–
Inventory	3,785	–
Prepaid expenses	20,485	–
Accounts payable and accrued expenses	488,638	(18,525)
Accrued interest	73,139	4,263

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(697,579)	(11,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	–	–
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Sales of common stock	520,000	–
Proceeds from convertible notes payable	–	259,173
Loan receivable	–	(247,975)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	520,000	11,198

Increase (decrease) in cash and cash equivalents	(177,579)	–

Cash and cash equivalents - Beginning	250,854	–

Cash and cash equivalents - Ending	$73,275	$–

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,503	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Preferred stock issued in exchange for cancellation of Warrant Liabilities, net of unamortized discount	$335,651	$–

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2021, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. These consolidated financial statements include the accounts of HFactor Inc. and its wholly owned subsidiary, HyEdge, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated on consolidation.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s recurring losses, working capital deficiency or accumulated deficit.

As of June 30, 2022, the Company had $73,275 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties, and through equity investments into the Company.

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

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company held a cash balance of $73,275 and $250,854, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended June 30, 2022 and 2021, the Company recognized revenue at the time of delivery without providing any reserve.

Accounts Receivable

Accounts receivable represents amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts were not material.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of June 30, 2022 and December 31, 2021, the inventory reserves were not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the periods ended June 30, 2022 and 2021 were $32,928 and $ -0-, respectively.

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

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of June 30, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the periods ended June 30, 2022 and 2021.

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of June 30, 2022 and December 31, 2021. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2022 and 2021 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	June 30,	December 31,
	2022	2021
Machinery and equipment	$577,645	$577,645
Construction in progress	3,089	3,089
Less accumulated depreciation	(361,313)	(323,515)
Fixed assets net	$219,421	$257,219

Depreciation expense for the periods ended June 30, 2022 and 2021 was $37,798 and $35,705, respectively.

NOTE 4 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	June 30, 2022	December 31, 2021
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022, net of unamortized discount of $ at June 30, 2022.	$121,369	$80,394

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, unless earlier converted, net of unamortized discount of $-0- at June 30, 2022. (A) (D)	250,000	176,805

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022, net of unamortized discount of $8,683 at June 30, 2022. (B) (D)	143,317	71,875

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022, net of unamortized discount of $66,507 at June 30, 2022. (C) (D)	185,492	60,098

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities. This note is in default and the Company is pursuing discussions with the lender for its extension.	73,706	74,049

Total Notes Payable-Third Parties	$773,884	$463,221

(A) Includes a warrant for the right to purchase an additional 250,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) May 27, 2022; or (ii) the date on which the Company has raised at least $1,250,000 under a registration statement. Interest is payable at the Maturity Date. This note is in default and the Company is pursuing discussions with the lender for its extension.

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

(C) Includes a warrant for the right to purchase an additional 300,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.55 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) October 4, 2022; or (ii) the date on which the Company has raised at least $1,500,000 under a registration statement. Interest is payable at the Maturity Date

(D) On December 3, 2021, the Company entered into a Stock Purchase Agreement with Boot Capital LLC (“Boot”), lender for the three notes of (A), (B) and (C), whereby Boot agreed to retire all of its outstanding warrants (850,000 in total) in exchange for 200 shares of Series D Preferred stock. The Preferred stock shares were issued on March 29, 2022. Accordingly, the Warrant liability of $335,651 as of December 31, 2021 was written-off during the period ended June 30, 2022.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $-0- and $654,000 of the derivative liability as discounts against the convertible notes for the period ended June 30, 2022 and year ended December 31, 2021, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $311,006 and $41,518 of interest expense pursuant to the amortization of the note discounts during the periods ended June 30, 2022 and 2021, respectively.

NOTE 5 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	June 30, 2022	December 31, 2021
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (A)	$445,116	$445,116

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (A)	100,000	100,000

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (A)(B)	90,000	90,000

Unsecured Promissory Note – DC, dated September 30, 2012. Note accrues interest at 7% per annum, due and payable on June 30, 2022	6,525	6,525

Total Notes Payable-Related Party	$641,641	$641,641

(A)	Secured by all of Company’s accounts receivable and inventory.

(B)	Includes a five (5) year common stock warrant of common stock. Warrants equal to 1% of the principal loan divided by $0.414, exercisable at the fair market value on execution date.

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

Period Ending June 30,
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

The aggregate fair value of derivative liabilities as of June 30, 2022 and December 31, 2021 amounted to $801,449 and $793,997, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2022	$801,449	$–	$–	$801,449
December 31, 2021	$793,997	$–	$–	$793,997

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Period Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	$793,997	$–
Aggregate fair value of conversion features upon issuance	–	918,403
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	7,452	(124,406)
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$801,449	$793,997

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

Refer to Note 13 for subsequent Changes to Management and Directors.

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

Dispute:

The Company is disputing the validity of a convertible promissory note carried over from its merger in August 2021. Since it presently is not possible to determine the outcome of this matter, the note is disclosed in Note 4 to the financial statements with a net balance of $121,369 until its ultimate resolution.

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

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses

During the years ended December 31, 2021, and 2020, respectively, the pandemic did not have a material impact on the Company’s operations. As of December 31, 2021, and 2020, and through June 30, 2022, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

NOTE 10 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of June 30, 2022, and December 31, 2021, the Company had 48,151,164 and 47,631,164 shares, respectively, of common stock issued and outstanding.

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

During the second quarter of 2022, the Company received total proceeds of $150,000 for the sale of 150,000 common stock shares at $1.00 per share.

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

On June 29,2022, 100 shares of Series D Preferred Stock were issued to an investor in connection with execution of a Leak-Out Agreement.

As of June 30, 2022, 28,996,46 shares of Preferred stock remain unissued.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $16 million and $13 million at June 30, 2021 and December 31, 2021, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

The significant components of deferred income tax assets at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carry-forward	$3,400,000	$3,150,000
Less: valuation allowance	(3,400,000)	(3,150,000)

Net deferred income tax asset	$–	$–

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2022, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

Equity

On July 22, 2022, the Company entered into a Memorandum of Understanding (“MOU”) with Bear Face Capital LLC (“Bear Face”) and Concorde Consulting Corp (“Concorde”) (“jointly “Parties”) whereby Bear Face and Concorde agreed to the purchase of 250,000 and 350,00 common stock shares, respectively, at $1.00 per share. The total proceeds of $600,000 were received on July 27, 2022 by the Company. Simultaneously the Parties executed nine-month Leak-Out agreements on sales of the shares purchased. As consideration for the Leak-Out agreements the Parties were granted 250 and 350 Series D Preferred shares, respectively.

Change in Management and Board of Directors

In accordance with the terms of the MOU, the following changes were implemented: (i) Gail Levy resigned as Chief Executive Officer and assumed the position of President for the Company, subject to a two (2) year Employment Contract, renewable annually, at an annual salary of $120,000; (ii) Dawn Cames, former officer for the predecessor company (“FICAAR), was appointed to serve as a Director and Chairman of the Board for the Company and was assigned one (1) share of Series C Preferred stock; (iii) Gail Levy, James C. Sanborn, and Leonard Klingbaum resigned as members of the Board of Directors; (iv) James C. Sanborn resigned as COO; and (v) Gail Levy and James C. Sanborn returned 999,999 shares of Series C Preferred stock to the Company.

Intellectual Property

On July 22, 2022, the Company entered into an Intellectual Property Assignment Agreement whereby the Company acquired the intellectual property related to its beverage production operations from HyEdge IP in exchange for 715,000 shares of Company Common stock.

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

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

Results of Operations

	Three Months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$600,495	$–	$600,495	100%
Gross profit	333,816	–	333,816	100%
Operating expenses	(811,798)	(5,825)	(805,973)	13,836%
Other income (expense)	(177,448)	(240,406)	(62,958)	-26%
Net loss	$(655,430)	$(246,231)	$(409,199)	166%

Net revenues for the three months ended June 30, 2022 were $600,495 as compared to $-0- for the three months ended June 30, 2021 which resulted from the merger of HyEdge.

Gross profit for the three months ended June 30, 2022 was $333,816 as compared to $-0- for the three months ended June 30, 2021.

Total operating expenses were $811,798 for the three months ended June 30, 2022 compared to $5,825 for the three months ended June 30, 2021. The 13,836% increase was primarily attributable to the additional operating expenses resulting from the merger of HyEdge, specifically $488,425 in sales and marketing expenses and $142,393 in payroll and compensation.

Other income (expense) was $(177,448) for the three months ended June 30, 2022 compared to $(240,406) for the three months ended June 30,2021. The $62,958 decrease was primarily the reduction in derivative expenses associated with embedded liabilities in convertible debt borrowings.

For the three months ended June 30, 2022, the Company reported a net loss of $655,430 as compared to a net loss of $246,231 for the three months ended June 30, 2021. The $409,199 increase in net loss for the three months ended June 30, 2022 mainly arose from the additional net loss resulting from the merger of HyEdge.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Results of Operations

	Six Months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$1,196,118	$–	$1,196,118	100%
Gross profit	653,723	–	653,723	100%
Operating expenses	(1,743,012)	(12,858)	(1,730,154)	13,456%
Other income (expense)	(373,014)	(242,607)	(130,407)	54%
Net loss	$(1,462,303)	$(255,465)	$(1,206,838)	472%

Net revenues for the six months ended June 30, 2022 were $1,196,118 as compared to $-0- for the six months ended June 30, 2021 which resulted from the merger of HyEdge.

Gross profit for the six months ended June 30, 2022 was $653,723 as compared to $-0- for the six months ended June 30, 2021.

Total operating expenses were $1,743,012 for the six months ended June 30, 2022 compared to $12,858 for the six months ended June 30, 2021. The 13,456% increase was primarily attributable to the additional operating expenses resulting from the merger of HyEdge, specifically $1,069,467 in sales and marketing expenses and $281,019 in payroll and compensation.

Other income (expense) was $(373,014) for the six months ended June 30, 2022 compared to $(242,607) for the six months ended June 30,2021. The $130,407 increase was primarily $269,488 in amortization of debt discount offset by $217,011 decrease in derivative expenses associated with embedded liabilities in convertible debt and $84,082 increase in interest expenses associated with borrowings.

For the six months ended June 30, 2022, the Company reported a net loss of $1,462,303 as compared to a net loss of $255,465 for the six months ended June 30, 2021. The $1,206,838 increase in net loss for the six months ended June 30, 2022 mainly arose from the additional net loss resulting from the merger of HyEdge.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $73,275 in cash to fund its operations. The Company reported working capital deficit of $5,424,691 at June 30, 2022 as compared to a working capital deficit of $4,855,836 at December 31, 2021, representing an increase in working capital deficit by $568,855.

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

Operating Activities:

For the six months ended June 30, 2022, net cash flow used by operating activities was $(697,579) compared to $(11,198) for the six months ended June 30, 2021. The decreases in cash flow used for operating activities for 2022 period were primarily due to increases in operating expenditures resulting from the HyEdge merger.

Investing and Financing Activities:

Net cash flows provided by (used) in investing and financing activities for the six months ended June 30, 2022 were $520,000 from sales of common stock shares compared to $11,198 in net payments from borrowings for the six months ended June 30, 2021.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from convertible loans and third party and related party loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $3,236,411 as of June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue absent raising sufficient capital to fund continued operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the three months June 30, 2022 had a material effect on our operations.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in fault on the following notes with due dates on principal and interest as of June 30, 2022:

Lender	Principal	Maturity Dates
(a) Boot Capital LLC	$250,000	May 27, 2022
(b) Saliam Inc.	$ 73,706	May 01, 2022
(c) R. Propper	$445,116	July 01,2022
(d) L. Klingbaum	$100,000	July 01, 2022
(e) C. Leman	$ 90,000	June 30, 2022

The Company is currently pursuing discussions with the above note holders for their extension.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Filed Herewith (*)	Incorporated by Reference
Exhibit No.	Description		Filing Type	Date Filed
2.1	Merger Agreement		8-K	08/11/2021
3.1	Articles of Incorporation		10-12G	01/24/2018
3.2	Amendment to Articles of Incorporation		8-K	08/11/2021
3.3	Bylaws		10-12G	01/24/2018
3.4	Amendment to Articles of Incorporation		8-K	11/18/2021
4.1	Series C Preferred Stock Designation		8-K	08/11/2021
4.2	Series D Preferred Stock Designation		8-K	08/11/2021
10.01	Boot Capital Securities Purchase Agreement dated May 27, 2021		8-K	06/10/2021
10.02	Boot Capital Convertible Promissory Note dated May 27, 2021		8-K	06/10/2021
10.03	Boot Capital Warrant dated May 27, 2021		8-K	06/10/2021
10.04	Boot Capital Securities Purchase Agreement dated July 22, 2021		8-K	08/11/2021
10.05	Boot Capital Convertible Promissory Note dated July 22, 2021		8-K	08/11/2021
10.06	Boot Capital Warrant dated July 22, 2021		8-K	08/11/2021
10.07	Boot Capital Securities Purchase Agreement dated October 4, 2021		8-K	10/12/2021
10.08	Boot Capital Convertible Promissory Note dated October 4, 2021		8-K	10/12/2021
10.09	Boot Capital Warrant dated October 4, 2021		8-K	10/12/2021
10.10	IP Assignment Agreememt	*
23.1	Auditor's Consent	*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer	*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer	*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Principal Financial Officer	*
101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HFactor, Inc.
(Registrant)

August 15, 2022	By:	/s/ Dawn Cames
Dawn Cames
Principal Executive Officer & Acting Principal Financial Officer

