Form 10-K
period 2022-12-31
HFactor, Inc.
filed 2023-04-17
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(929) 930-3969

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 30, 2023, was $99,532,328.

As of March 30, 2023, the Registrant had 50,467,414 issued and outstanding shares of common stock.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview and Plan of Operation

HFactor, Inc. ("HFactor", "Ficaar", the "Company", "we", "us") was incorporated in July 2001 in the State of Georgia under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007. Effective November 8, 2021, the Company's name was changed to HFactor, Inc.

In August 2012, certain shareholders of the Company representing a majority of the issued and outstanding stock of the Company entered into an agreement and consummated such agreement with Sneaker Charmz, Inc. ("Sneaker Charmz"), a Delaware corporation, whereby 72,020,000 shares of common stock were assigned by the Shareholders to Sneaker Charmz. Thereafter, Sneaker Charmz, and David Cicalese consummated a transaction where the shares of common stock owned by Sneaker Charmz were transferred and assigned to Mr. Cicalese, and Mr. Cicalese's ownership of Sneaker Charmz to the Company. Thus, Sneaker Charmz became a wholly owned subsidiary of the Company and Mr. Cicalese owned 85% of the total issued and outstanding common stock of the Company.

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

On July 28, 2015, the Company transferred its ownership in Sneaker Charmz to David Cicalese, our sole officer and director and majority shareholder, in exchange for 42,000,000 shares of our common stock, which reduced Mr. Cicalese's share ownership of the Company to 30,020,000 shares of Company Common Stock. In July 2015, the Board of Directors and shareholders representing a majority of the issued and outstanding common stock of the Company appointed Dawn Cames as President of the Company and a member of its Board of Directors. In connection with Ms. Cames’ appointment, she was issued 1,300,000 shares of Company common stock.

On May 28, 2021, David Cicalese entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in the Company, to Levy. Acting as the majority shareholder of the Company, Levy then caused to enter into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, FCAA Merger Sub I, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of the Company, and HyEdge, Inc. ("Target" or "HyEdge"), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of (the "Merger"). The Merger Agreement was executed on August 6, 2021, and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Immediately following the Merger, the business of HyEdge became our business.

Overview

The Company operates primarily through HyEdge, its wholly owned subsidiary. HyEdge was created by Gail Levy, HyEdge's founder and CEO. Gail is a successful serial entrepreneur who was looking for a new product that could alleviate the toxic side effects of the cancer chemotherapeutic drugs that had riddled a dear friend. As she researched the properties of hydrogen water, she became more and more enthralled by its potential.

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

HFactor's anti-inflammatory and antioxidant benefits appeal to a wide population across every age group, positioning HFactor to capture a significant share in an expanding market. The global market for bottled water is projected to reach $215B by 2025. HFactor has demonstrated significant market traction, with $2.87M sales in 2020, 30M+ followers across Social Media channels.

The quality of our product is achieved through a proprietary manufacturing process. A reverse osmosis filtering system and patent-protected infusion process ensures efficacy, purity, and taste. The efficacy of hydrogen water is backed by over 1,000 published studies demonstrating that hydrogen positively impacts fitness, health, lifestyle, recovery, and wellness.

Our sales strategy involves a diversified, multi-channel approach. Our products are currently on shelves in approximately 5,000+ retail stores across 20 chains in addition to our growing e-commerce presence. Our company prides itself on having a low carbon footprint, primarily due to our eco-conscious packaging.

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

The Worldwide Health and Fitness Movement

Consumers are looking for a go-to hydration option that provides additional functional benefits without sugar or caffeine. The worldwide health and fitness movement is just beginning. More and more people are realizing the importance of what you put in your body and how you maintain it. On a greater scale, consumers are looking for brands that have removed artificial ingredients. This has led to a recent increase in contracts from major retailers and distributors in the US that should result in a significant increase to the Company's retail presence throughout 2022 and 2023.

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

Our Products

HFACTOR
HYDROGEN INFUSED WATER
Hydrogen infused water has been shown to:
Improve Athletic Performance
Reduce Inflammation from Exercise
Deliver Powerful Antioxidants
12FL.OZ. (355 ML)
11FL.OZ. (325 ML)
20FL.OZ. (591 ML)
WATERMELON
HONEYDEW
TART CHERRY
BLACKBEARY

The pouch. The pouch is unique, convenient to hold and carry, and plays a significant role in helping you reap all the benefits Hydrogen has to offer. The eco-conscious award-winning design and material was created in an effort to contain the additional Hydrogen in the water. When you add hydrogen to water, it tries to and usually does escape quite easily through more traditional materials such as plastic or glass Our pouch keeps the extra Hydrogen molecules contained and does so with a lower carbon footprint.

The can. Slim, sleek, and eye-catching, the HFactor cans are finished with a shiny white color so the blues and text information stand out on the shelf. Functionally, the aluminum material of the can is also very effective at containing extra Hydrogen molecules. HFactor was the pioneer in delivering still water in a recyclable aluminum can.

More Flavors.More Choices. While continuing meeting the demand for flavored hydrogen water with our existing portfolio-Watermelon, Honeydew and Tart Cherry, we launched a new flavor of Blackbeary and discontinued Blood Orange in 2022 to better serve our loyal customers with their preferred flavors. While utilizing natural flavors with no sugar or calories, these options offer consumers a great-tasting beverage that still provides the health benefits of our standard hydrogen-infused water.

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

Holders of Record

As of December 31, 2022, there were 49,766,164 shares of Common Stock outstanding held by 196 holders of record.

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

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2022 other than those that have been previously reported.

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

We define our accounting periods as follows: “fiscal 2022” – January 1, 2022 through December 31, 2022.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended December 31, 2022 and December 31, 2021. The MD&A should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 (“Annual Financial Statements”).

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

On May 28, 2021, David Cicalese (“Cicalese”), an officer and Board member of Ficaar entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the "Merger Agreement") between the Company, FCAA Merger Sub I, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. ("Target" or "HyEdge"), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the "Merger"). The Merger Agreement was executed on August 6, 2021, and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Plan of Operations

BUSINESS DESCRIPTION

Immediately following the Merger executed on August 6, 2021, the business of HyEdge became our business. HyEdge was created by Gail Levy, HyEdge's founder and CEO. Gail is a successful serial entrepreneur who was looking for a new product that could alleviate the toxic side effects of the cancer chemotherapeutic drugs that had riddled a dear friend. As she researched the properties of hydrogen water, she became more and more enthralled by its potential. Ms. Levy felt she could honor her friend by making hydrogen water immaculate, effective, and accessible to everyone. Enlivened by this mission, she collected a team of experts to help her engineer a natural process to combine hydrogen with water with zero impurities and optimal impact. In 2017, she launched her flagship product through retail and ecommerce channels. HFactor was developed and is manufactured by a team of experts in the U.S. and utilizes a patented chemical-free and magnesium-free process to infuse free hydrogen into its water. Its award winning, environmentally friendly ergonomic pouch keeps the hydrogen potent and pure and makes it extremely portable.

HFactor's anti-inflammatory and antioxidant benefits appeal to a wide population across every age group, positioning HFactor to capture a significant share in an expanding market. The global market for bottled water is projected to reach $215B by 2025. HFactor has demonstrated significant market traction, with $2.87M sales in 2020, 30M+ followers across Social Media channels.

The quality of our product is achieved through a proprietary manufacturing process. A reverse osmosis filtering system and patent-protected infusion process ensures efficacy, purity, and taste. The efficacy of hydrogen water is backed by over 1,000 published peer reviewed studies demonstrating that hydrogen positively impacts fitness, health, lifestyle, recovery, and wellness.

Our sales strategy involves a diversified, multi-channel approach. Our products are currently on shelves in approximately 5,000+ retail stores across 20 chains in addition to our growing e-commerce presence. Our company prides itself on having a low carbon footprint due to our eco-conscious packaging.

Our mission statement is to build a brand and corporate culture that, at its essence, exhibits strength in oneself and in one's community. We promote a foundation of "doing well by doing good". This foundation enables HFactor to produce and distribute the highest quality "better for you" consumer products that are conscious to the community, mind, body, and the environment.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

Results of Operations

	Year ended December 31,			Percent
	2022	2021	Change	Change
Revenues	$1,886,666	$751,773	$1,134,893	151%
Gross profit	985,044	331,573	653,471	197%
Operating expenses	2,876,482	1,119,227	1,757,255	157%
Other expenses	530,055	805,038	(274,983)	(34%	)
Net loss	$(2,421,493)	$(1,592,693)	$(828,800)	52%

Net revenues for the year ended December 31, 2022 were $1,886,666, as compared to $751,773 for the year ended December 31, 2021, due to partial inclusion of the HyEdge revenue in 2021 as a result of the merger of this company.

Gross profits for the year ended December 31, 2022 were $ 985,044, as compared to $ 331,573 for the year ended December 31, 2021.

Total operating expenses were $ 2,876,482 for the year ended December 31, 2022, compared to $1,119,227 for the year ended December 31, 2021. The 157% increase was primarily attributable to the additional operating expenses, compared to the partial inclusion of the operation expenses of HyEdge in 2021 as the result of the merger. This increase is specifically reflected in $1,143,096 in sales and marketing expenses and $465,698 in general and administrative expenses.

Other expenses were $530,055 for the year ended December 31, 2022 compared to $805,038 for the year ended December 31, 2021. The decrease was primarily due to $300,203 in change in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt.

For the year ended December 31, 2022, the Company reported a net loss of $2,421,493, as compared to a net loss of $1,592,693 for the year ended December 31, 2021. The $828,800 increase in net loss for the year ended December 31, 2022 mainly arose from the additional net loss resulting from the merger of HyEdge.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $148,055 in cash to fund its operations. The Company reported working capital deficit of $ 5,260,943 on December 31, 2022, as compared to a working capital deficit of $ 4,695,836 on December 31, 2021, representing a increase in working capital deficit by $565,107.

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

As the Company continues to incur losses, achieving profitability is dependent on achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings and may seek additional capital through arrangements with strategic partners from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders.

Operating Activities:

For the year ended December 31, 2022, net cash flow used by operating activities was $1,763,799, compared to $ 826,956 for the year ended December 31, 2021. The increases in cash flow used for operating activities for both periods were primarily due to increases in operating expenditure.

Investing and Financing Activities:

Net cash flows provided by investing and financing activities for the year ended December 31, 2022, were $1,661,000, of which $1,420,000 was from sales of common stock shares and $241,000 in proceeds from borrowings, compared to $1,077,810 for the year ended December 31, 2021.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been convertible loans and third party and related party loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $ 4,195,601 as of December 31, 2022. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing.

Transaction with Related Parties:

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Refer to Note 13 for details of transactions between the Company and related parties.

Critical Accounting Policies

Refer to Note 2 in the Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditure or capital resources.

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the year ended December 31, 2022 had a material effect on our operations.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HFactor Inc. (the “Company”) as of December 31, 2022 and the related statement of income, stockholders’ equity, and cash flow, for the period ended December 31, 2022 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022 in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2022, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bolko & Company

We have served as the Company’s auditor since 2021.

Boca Raton, FL

April 13, 2023

Bolko & Company

Certified Public Accountant

HFACTOR, INC.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS

Current Assets
Cash	$148,055	$250,854
Accounts receivable, net of allowance for doubtful accounts	124,109	75,737
Inventories	461,194	468,913
Prepaid expenses and other current assets	71,042	53,085

Total Current Assets	804,400	848,589

Fixed Assets, net of accumulated depreciation	198,192	257,219
Intangible Asset, net of accumulated amortization	673,292	–

Total Assets	$1,675,884	$1,105,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,137,177	$3,097,807
Accrued Interest	408,722	212,108
Current portion of notes payable-third party, net of debt discount	847,566	463,221
Notes payable and other payables-related party	870,429	641,641
Derivative liabilities	801,449	793,997
Warrant liability, net of unamortized discount	–	335,651

Total Current Liabilities	6,065,343	5,544,425

Long-Term Liabilities
Government loans payable	160,000	160,000
Note payable - Related party	–	–

Total Long-Term Liabilities	160,000	160,000

Total Liabilities	6,225,343	5,704,425

Commitments and Contingencies

Stockholders' Deficit
Preferred stock 19,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:
Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1,000,000 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	1,000	1,000
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 4,349 and 3,054 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	4	3
Common stock 200,000,000, $.001 par value shares authorized; 49,766,164 and 47,631,164 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	49,766	47,631
Common stock subscribed, 0 and 400,000 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	–	400
Additional paid-in capital	(404,628)	(2,873,543)
Accumulated deficit	(4,195,601)	(1,774,108)

Total Stockholders' Deficit	(4,549,459)	(4,598,617)

Total Liabilities and Stockholders' Deficit	$1,675,884	$1,105,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

REVENUES

Sales, net	$1,886,666	$751,773

TOTAL REVENUES	1,886,666	751,773

COST OF REVENUES	901,621	420,200

GROSS PROFIT	985,044	331,573

OPERATING EXPENSES
Manufacturing expenses	195,524	47,064
Sales and marketing	1,797,943	654,847
General and administrative	883,015	417,317
Total expenses	2,876,482	1,119,228

Loss from operations	(1,891,438)	(787,655)

Other (income) expense
Amortization of debt discount	386,196	686,399
Derivative (income) expense	–	(67,353)
Change in FMV of derivatives	7,452	124,406
Interest expense	241,007	105,211
Gain on forgiveness of debt	–	(29,490)
Other income	(104,600)	(14,135)

Total Other (income) expense	530,055	805,038

Net Loss	$(2,421,493)	$(1,592,693)

Net Loss per common shares outstanding- Basic and diluted:
Net Loss per share attributable to common stockholders	$(0.0503)	$(0.0336)

Weighted average shares outstanding	48,115,747	47,452,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, Inc.

Consolidated Statements of Stockholders' Deficit

	Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Common stock		Subscribed		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2020	–	$–	–	$–	44,093,276	$44,093	–	$–	$(44,093)	$(181,415)	$(181,415)

Merger of HyEdge, Inc.	1,000,000	1,000	3,054	3	30,197,888	30,198	–	–	(3,478,800)	–	(3,447,599)

Sale of common shares	–	–	–	–	250,000	250	400,000	$400	649,350	–	650,000

Cancellation of shares	–	–	–	–	(26,910,000	(26,910)	–	–	–	–	(26,910)

Net loss for the year ended December 31, 2021	–	–	–	–	–	–	–	–	–	(1,592,693)	(1,592,693)

Balance as of December 31, 2021	1,000,000	$1,000	3,054	$3	47,631,164	$47,631	400,000	$400	$(2,873,543)	$(1,774,108)	$(4,598,617)

Sale of common shares	–	$–	–	$–	775,000	$775	645,000	$645	$1,418,580	$–	$1,420,000

Issuance of preferred and common subscribed shares	–	–	1,095	1	1,760,000	1,760	(1,760,000)	(1,760)	(1)	–	–

Cancellation of shares	–	–	–	–	(400,000)	(400)	–	–	400	–	–

Cancellation of warrants in exchange for preferred stock	–	–	200	–	–	–	–	–	335,651	–	335,651

Shares issued for purchase of Intellectual Property	–	–	–	–	–	–	715,000	715	714,285	–	715,000

Net loss for the year ended December 31, 2022	–	–	–	–	–	–	–	–	–	(2,421,493)	(2,421,493)

Balance as of December 31, 2022	1,000,000	$1,000	4,349	$4	49,766,164	$49,766	–	$–	$(404,628)	$(4,195,601)	$(4,549,459)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

OPERATING ACTIVITIES:
Net loss	$(2,421,493)	$(1,592,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,548	35,705
Amortization of debt discount on convertible notes	386,196	686,452
Derivative expense (income)	–	(67,353)
Change in fair market value of derivative liabilities	7,452	124,406
Gain on forgiveness of debt	–	(113,799)
Other income	(8,876)	–
Changes in operating assets and liabilities:
Accounts receivable	(48,372)	100,191
Inventory	7,719	(63,289)
Prepaid expenses	(17,957)	(2,079)
Accounts payable and accrued expenses	39,370	(31,747)
Accrued interest	196,614	97,250
NET CASH (USED) IN OPERATING ACTIVITIES	(1,763,799)	(826,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	–	–
NET CASH (USED) IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Sales of common stock	1,420,000	650,000
Proceeds from convertible notes payable	–	654,000
Proceeds from Loans Payable, related Party	241,000	(226,190)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,661,000	1,077,810

Increase (decrease) in cash and cash equivalents	(102,799)	250,854

Cash and cash equivalents - Beginning	250,854	–

Cash and cash equivalents - Ending	$148,055	$250,854

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$44,394	$34,293
Cash paid for income taxes	–	–

NON-CASH TRANSACTIONS:
Common stock and Preferred stock issued in merger in exchange for net assets of HyEdge, Inc.	$–	$(3,447,600)
Preferred stock issued in exchange for cancellation of Warrant Liabilities, net of unamortized discount	$335,651	$–
Common stock subscribed in exchange for assignment of Intellectual Property	$715,000	$–

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

On May 28, 2021, David Cicalese (“Cicalese”), an officer and Board member of Ficaar entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, FCAA Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. (“Target” or “HyEdge”), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the “Merger”). The Merger Agreement was executed on August 6, 2021, and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Immediately following the Merger, the business of HyEdge became the business of the Company.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated. Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for the purposes of presenting pro-forma financial information.

On September 2, 2021, the Company filed an amendment in its articles of incorporation to change its name to HFactor Inc. The Company was able to secure an OTC Bulletin Board symbol HWTR from Financial Industry Regulatory Authority (FINRA).

Present Operations

The Company, through its wholly owned subsidiary, HyEdge, Inc., a Delaware Corporation, engages in the manufacturing, marketing, distribution and selling of HFactor® hydrogen infused drinking water.

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

As of December 31, 2022, the Company had $148,055 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties.

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

Cash

For the purpose of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and December 31, 2021, the Company held a cash balance of $148,055 and $250,854, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended December 31, 2022 and December 31, 2021, the Company recognized revenue at the time of delivery without providing any reserve.

 Accounts Receivable

Accounts receivable represent amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2022 and December 31, 2021, the allowance for doubtful accounts was not material.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) and market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of December 31, 2022 and 2021, the inventory reserves were not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2022 and 2021 were $ 95,537 and $ 104,762, respectively.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues. Shipping and handling costs for the years ended December 31, 2022 and 2021 were $ 638,571 and $ 529,388, respectively.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” - An interpretation of FASB Statement No. 109 and codified under ASC 740. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2017 through 2021, The Company does not expect any changes in its unrecognized tax benefits in the current year.

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of December 31, 2022 and 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the years ended December 31, 2022 and 2021.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the years ended December 31, 2022 and 2021, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a few complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of December 31, 2022 and December 31, 2021. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2022 and 2021 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. On May 20, 2020, the FASB voted to delay implementing the new lease standard for non-public organizations, making their new effective date the fiscal year starting after Dec. 15, 2021. The Company intends to elect this transition provision.

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

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,	December 31,
	2022	2021
Machinery and equipment	$577,645	$577,645
Construction in progress	3,089	3,089
Less accumulated depreciation	(382,543)	(323,515)
Fixed assets net	$198,191	$257,219

Depreciation expenses for the years ended December 31, 2022 and 2021 were $ 59,028 and $ 35,705 , respectively.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $3,137,177 as of December 31, 2022, primarily represent payables to vendors for raw materials amounting to $691,917, consulting and construction services amounting to $ 1,245,000, and outstanding and accrued professional fees amounting to $716,804.

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

Economic Injury Disaster Loan

On June 2, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $731.00 monthly, will begin thirty (30) months from the date of the Note, with the first payments applied to accumulated accrued interest. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid.

Future maturities of government debt are as follows:

Year Ending December 31,
2023	$–
2024	–
2025	–
2026	–
Thereafter	150,000
Total Principal Payments	$150,000

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	December 31, 2022	December 31, 2021
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022. (Currently in default)	$121,369	$80,394

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, net of unamortized discount of $ -0- at December 31, 2022. (A) (D) (Currently in default)	250,000	176,805

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022.2, net of unamortized discount of $ -0- at December 31, 2022. (B) (D) (Currently in default)	152,000	71,875

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022, net of unamortized discount of $ -0- at December 31, 2022. (C) (D) (Currently in default)	252,000	60,098

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities. (Currently in default)	72,198	74,049

Total Notes Payable-Third Parties	$847,567	$463,221

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

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $-0- and $654,000 of the derivative liability as discounts against the convertible notes for the period ended December 31,2022 and year ended December 31, 2021, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $386,196 and $377,673 of interest expense pursuant to the amortization of the note discounts during the periods ended December 31, 2022 and 2021, respectively.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	December 31, 2022	December 31, 2021
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	$430,116	$445,116

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	100,000	100,000

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (Currently in default) (A)(B)	90,000	90,000

Unsecured Promissory Note – DC, dated September 30, 2012. Note accrues interest at 7% per annum, due and payable on June 30, 2022 (Currently in default)	6,525	6,525

Total Notes Payable-Related Party	$626,641	$641,641

(A)	Secured by all of Company's accounts receivable and inventory.

(B)	Includes a five (5) year common stock warrant of common stock. Warrants equal to 1% of the principal loan divided by $0.414, exercisable at the fair market value on execution date.

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

The aggregate fair value of derivative liabilities as of December 31, 2022 and December 31, 2021 amounted to $801,449 and $793,997, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE LIABILITIES (continued)

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2022	$801,449	$–	$–	$801,449
December 31, 2021	$793,997	$–	$–	$793,997

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning balance	$793,997	$–
Aggregate fair value of conversion features upon issuance	–	918,403
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	7,452	(124,406)
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$801,449	$793,997

NOTE 9 – MERGER AND RELATED TRANSACTIONS

The Merger

On August 6, 2021, the Company, FCAA Merger Sub I, Inc, (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. (“Target” or “HyEdge”), a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) which closed on August 9, 2021 (the "Closing Date"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Target and the separate corporate existence of Merger Sub ceased, with Target continuing its corporate existence as a wholly owned subsidiary of the Company. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – MERGER AND RELATED TRANSACTIONS (continued)

Prior to the Merger, the Company ceased being an operating company and became a “shell company”. Pursuant to the Merger, the Company acquired the business of Target to engage in the business of the development, marketing, and sale of hydrogen-infused water and other consumer goods.

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

On July 22, 2022, the Company entered into a Memorandum of Understanding (“MOU”) with Bear Face Capital LLC (“Bear Face”) and Concorde Consulting Corp (“Concorde”) for an influx of capital. In accordance with the terms of the MOU, the following changes were implemented: (i) Gail Levy resigned as Chief Executive Officer and assumed the position of President for the Company, subject to a two (2) year Employment Contract, renewable annually, at an annual salary of $120,000; (ii) Dawn Cames, former officer for the predecessor company (“FICAAR”), was appointed to serve as a Director and Chairman of the Board for the Company and was assigned one (1) share of Series C Preferred stock; (iii) Gail Levy, James C. Sanborn, and Leonard Klingbaum resigned as members of the Board of Directors; (iv) James C. Sanborn resigned as COO; and (v) Gail Levy and James C. Sanborn returned 999,999 shares of Series C Preferred stock to the Company.

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

Employment and Consulting Agreements:

Gail Levy resigned as Chief Executive Officer and assumed the position of President for the Company, subject to a two (2) year Employment Contract, renewable annually, at an annual salary of $120,000.

Rental:

As a result of the COVID-19 pandemic, Company management and employees have been working remotely and accordingly, incurring no rental expense during the years ended December 31 2022 and 2021.

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

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses

During the years ended December 31, 2022 and 2021, respectively, the pandemic did not have a material impact on the Company’s operations. As of December 31, 2022 and 2021, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of December 31, 2022 and December 31, 2021, the Company had 49,766,164 and 47,631,164 shares, respectively, of common stock issued and outstanding.

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

During the first quarter of 2022, the Company received total proceeds of $370,000 for the sale of 370,000 common stock shares at $1.00 per share.

During the second quarter of 2022, the Company received total proceeds of $150,000 for the sale of 150,000 common stock shares at $1.00 per share.

During the third quarter of 2022, the Company received total proceeds of $600,000 for the sale of 600,000 common stock shares at $1.00 per share.

During the four quarter of 2022, the Company received total proceeds of $300,000 for the sale of 300,000 common stock shares at $1.00 per share.

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

On March 29,2022, 200 shares of Series D Preferred Stock were issued to an investor in connection with execution of a Leak-Out Agreement.

On June 29, 2022, 100 shares of Series D Preferred Stock were issued to an investor in connection with execution of a Leak-Out Agreements.

On November 22, 2022, 250, 350 and 395 shares of Series D Preferred Stock were issued to three investors in connection with execution of a Leak-Out Agreements.

As of December 31, 2022, 28,995,651 shares of Preferred stock remain unissued.

NOTE 12 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $17 million and $15 million at December 31, 2022 and December 31, 2021, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

At December 31, 2022, the Company has a net operating loss carryforward of approximately $17 million for federal and $36 million for state tax purposes. The significant components of deferred income tax assets at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carry-forward	$3,612,000	$3,150,000
Less: valuation allowance	(3,612,000)	(3,150,000)

Net deferred income tax asset	$–	$–

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

As of December 31, 2022 and December 31, 2021, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended December 31, 2021 and year ended December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 13 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties are disclosed below:

On April 15, 2019, HyEdge entered into an intellectual property licensing agreement (the “Agreement”) with HyEdge IP Co. (“HyEdge IP”), an entity 100% owned by the founder and CEO of HyEdge.  Pursuant to the Agreement, HyEdge IP granted HyEdge an exclusive, non-assignable, non-sublicensable and royalty-free right and license to use the intellectual properties related to beverages infused with hydrogen for human consumption owned by HyEdge IP (the “Intellectual Properties”), solely within North America. In addition, HyEdge agrees to irrevocably assign and transfer to HyEdge IP all of its rights, title and interest in and to any improvements acquired through use, modification or improvement on the Intellectual Properties (the “Improvements”).

The license will be terminated if 1) HyEdge fails to perform any term or condition of the Agreement and fails to cure such failure within 30 days, HyEdge undergoes any direct or indirect sale, merger, consolidation, or transfer of greater than 50% of the Licensee's ownership shares or business assets to a person or group of persons, or 3) HyEdge substantially discontinues business operations.

On December 20, 2019, HyEdge and HyEdge IP entered into an amendment to the Agreement (the "Amendment"), expanding the territory in the Agreement from North America to worldwide, including the World Wide Web. In addition, the Amendment clarified the scope of the license and rights in question, which includes the Intellectual Properties and the Improvements. The Amendment also stipulated that HyEdge and HyEdge IP shall agree upon a royalty for HyEdge's use of the Intellectual Properties, including the Improvements, outside of North America.

On July 22, 2022, the Company entered into an Intellectual Property Assignment Agreement with Gail Levy, whereby the Company acquired the intellectual property related to its beverage production operations from HyEdge IP in exchange for 715,000 shares of Company Common stock. The acquired intellectual property was valued at $1.00 per share for total valuation of $715,000 and is being amortized over 10 years on a straight-line basis.

During the third and fourth quarters of 2022, the Company received funds, totaling $241,000, from Bear Face Capital LLC, one of the Company’s shareholders, to facilitate particular operating activities. These funds were classified as Other Payables as of December 31, 2022 due to their operational nature.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

Equity

During the first quarter of 2023, the Company issued 701,250 shares of Company Common Stock to Divario Ventures LLC, as part of the Incentive Equity Payment, pursuant to the Product Placement Agreement dated August 22, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

We are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K, and are a non-accelerated filer, and therefore are not required to provide the information specified in Item 9A.

ITEM 9B. OTHER INFORMATION

[None]

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Position	Date of Appointment
Dawn Cames	Director, Chairman of the Board	July 2022
Gail Levy	President	July 2021

The following are brief biographies of the officers and directors:

Dawn Cames, 54, Director and Chairman of the Board

Dawn Cames is an automotive executive with 32 years in the luxury automotive business. Since October 2022 Ms. Cames has taken on the role of General Manager at Autosport Designs, Inc, a vintage and exotic Automotive Dealership with a worldwide clientele of automotive enthusiasts. From 2007 to 2022, Ms. Cames served as General Manager for JLR Long Island. From 1992 to 2006, Ms. Cames was a Sales Manager for the Long Island Automotive Group. Throughout her career, Ms. Cames has worked with her teams to drive common processes, business results and customer loyalty. Her experience working with national marketing boards has helped Dawn launch new product lines in the very competitive automotive market.

Gail Levy, 67, President

Gail Levy, Founder and CEO of HFACTOR since 2014. Ms. Levy is a serial entrepreneur who has had success in traditional brick and mortar retail market with industry leaders such as Home Depot, Lowes, Sears, and Kmart, among others. As an early adopter of eCommerce Ms. Levy created a design and fulfillment company of home décor, gifts, and outdoor lifestyle products that became resources for commercial giants such as 1-800 Flowers, FTD, Pro Flowers, Hallmark, and Garden.com. Ms. Levy then transferred her start-up prowess to designing fashion hard goods for celebrity notables such as Martha Stewart, Katie Brown, Jaclyn Smith, and Christopher Lowell in the tabletop, home and office décor, and garden industries. Ms. Levy’s work has been featured in numerous trade publications, as well as on Oprah, CBS, and NBC.

Board of Directors

Our board of directors currently consists of one director, who is not "independent" as defined in Rule 4200 of FINRA's listing standards. We may appoint additional independent directors to our board of directors in the future, particularly to serve on committees should they be established.

Committees of the Board of Directors

We may establish an audit committee, compensation committee, a nominating and governance committee and other committees to our Board of Directors in the future but have not done so as of the date of this Offering Circular. Until such committees are established, matters that would otherwise be addressed by such committees will be acted upon by the Board of Directors.

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

The Company believes that indemnification under our Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company also may secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our Bylaws permit such indemnification.

The Company may also enter into separate indemnification agreements with its directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, may provide that we will indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person's services as one of our directors or officers, or rendering services at our request, to any of its subsidiaries or any other company or enterprise. We believe that these provisions and agreements are necessary to attract and retain qualified people as directors and officers.

There is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

For additional information on indemnification and limitations on the liability of our directors and officers, please review the Company's Bylaws, which are attached to this Offering Circular.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the two years ended December 31, 2022 and 2021, the compensation awarded to, paid to, or earned by, the Company's Chief Executive Officer, President, Secretary and Treasurer.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gail Levy,	2022	120,000	0	0	0	0	0	0	120,000
President	2021	75,000	0	0	0	0	0	0	75,000

Dawn Cames,	2022	0	0	0	0	0	0	0	0
Director & Chairman (1)	2021	0	0	0	0	0	0	0	0

(1)	Dawn Cames was appointed as a Director and Chairman of the Board July 22, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Stock as of the date of this report.

Name and Position Address	Class	Shares Owned
		Number	Percent
Gail Levy, President 244 Madison Ave. #1249 New York, New York 10016	Common Stock Series D Preferred	11,076,400 395	22.26% 9.083%
Dawn Cames, Director and Chairman of the Board Huntington Station, New York	Common Stock Series C Preferred	2,433,334 1	4.8% 100%
Enlightened Access Capital LLC (Beneficial Owner) New York, New York	Common Stock	2,513,022	5.05%
Divario Ventures LLC (Beneficial Owner) Boise, Idaho	Common Stock	3,105,055	6.23%
Christopher Vingiano (Beneficial Owner) Boynton Beach, Florida	Common Stock	3,000,000	6.02%
Nuno Beira (Beneficial Owner) Davie, Florida	Common Stock	3,000,000	6.02%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	2022	2021
Audit Fees	$13,500	$12,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees
	$13,500	$12,000

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

HFactor, Inc.
(Registrant)

April 17, 2023	By:	/s/ Dawn Cames
Dawn Cames
Principal Executive Officer & Acting Principal Financial Officer

