Form 10-Q
period 2023-03-31
HFactor, Inc.
filed 2023-05-22
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the Registrant had 50,467,414 issued and outstanding shares of common stock.

HFactor, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

HFACTOR, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	-Unaudited-
ASSETS

Current Assets
Cash	$36,206	$148,055
Accounts receivable, net of allowance for doubtful accounts	276,376	124,109
Inventories	517,728	461,194
Prepaid expenses and other current assets	37,159	71,042

Total Current Assets	867,470	804,400

Fixed Assets, net of accumulated depreciation	187,577	198,192
Intangible Asset, net of accumulated amortization	655,417	673,292

Total Assets	$1,710,464	$1,675,884

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts and Other payables	$3,039,773	$3,378,177
Accrued Interest	420,311	408,722
Current portion of notes payable-third party, net of debt discount	849,299	847,566
Note payable-related party	629,429	629,429
Derivative liabilities	801,449	801,449

Total Current Liabilities	5,740,262	6,065,343

Long-Term Liabilities
Government loans payable	160,000	160,000

Total Long-Term Liabilities	160,000	160,000

Total Liabilities	5,900,262	6,225,343

Commitments and Contingencies

Stockholders' Deficit
Preferred stock 19,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:
Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1 and 1,000,000 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	–	1,000
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 4,349 and 4,349 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	4	4
Common stock 200,000,000, $.001 par value shares authorized; 50,467,414 and 49,766,164 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	50,467	49,766
Additional paid-in capital	(404,329)	(404,628)
Accumulated deficit	(3,835,939)	(4,195,601)

Total Stockholders' Deficit	(4,189,797)	(4,549,459)

Total Liabilities and Stockholders' Deficit	$1,710,464	$1,675,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
	-Unaudited-	-Unaudited-
REVENUES

Sales, net	$418,765	$595,623

TOTAL REVENUES	418,765	595,623

COST OF REVENUES	187,809	275,716

GROSS PROFIT	230,956	319,907

OPERATING EXPENSES
Manufacturing expenses	84,475	55,067
Sales and marketing	323,694	581,042
General and administrative	159,610	295,105
Total expenses	567,778	931,214

Loss from operations	(336,823)	(611,307)

Other (income) expense
Amortization of debt discount	–	142,687
Change in FMV of derivatives	–	7,452
Interest expense	15,832	45,427
(other income)	(712,316)	–

Total Other (income) expense	(696,484)	195,566

Net Income/(Loss)	$359,662	$(806,873)

Net earnings/(loss) per share attributable to common stockholders - basic & diluted	$0.0072	$(0.0168)

Weighted average shares outstanding	50,233,664	48,006,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, Inc.

Consolidated Statements of Stockholders' Deficit

-Unaudited-

	Series C		Series D
	Preferred Stock		Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	1,000,000	$1,000	3,054	$3	47,631,164	$47,631

Sale of common shares	–	–	–	–	325,000	325
Issuance of subscribed shares	–	–	–	–	400,000	400
Cancellation of shares	–	–	–	–	(400,000)	(400)
Cancellation of warrants in exchange of preferred stock	–	–	200	–	–	–
Net loss for the 3 months ended 31 March 2022	–	–	–	–	–	–

Balance as of March 31, 2022	1,000,000	$1,000	3,254	$3	47,956,164	$47,956

Balance as of December 31, 2021	1,000,000	$1,000	3,054	$3	47,631,164	$47,631

Sale of common shares	–	–	–	–	775,000	775
Issuance of preferred and subscribed shares	–	–	1,095	1	1,760,000	1,760
Cancellation of shares	–	–	–	–	(400,000)	(400)
Cancellation of warrants in exchange for preferred stock	–	–	200	–	–	–
Shares issued for purchase of Intellectual Property	–	–	–	–	–	–
Net loss for the year ended December 31, 2022	–	–	–	–	–	–

Balance as of December 31, 2022	1,000,000	$1,000	4,349	$4	49,766,164	$49,766

Sale of common shares	–	–	–	–	701,250	701
Cancellation of shares	(999,999)	(1,000)
Issuance of preferred and subscribed shares	–	–	–	–	–	–
Net profit for the 3 months ended 31 March 2023	–	–	–	–	–	–

Balance as of March 31, 2023	1	$–	4,349	$4	50,467,414	$50,467

	Common Stock		Additional
	Subscribed		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2021	400,000	$400	(2,873,543)	$(1,774,108)	$(4,598,617)

Sale of common shares	45,000	45	369,630	–	370,000
Issuance of subscribed shares	(400,000)	(400)	–	–	–
Cancellation of shares	–	–	400	–	–
Cancellation of warrants in exchange of preferred stock	–	–	335,651	–	335,651
Net loss for the 3 months ended 31 March 2022	–	–	–	(806,873)	(806,873)

Balance as of March 31, 2022	45,000	$45	$(2,167,862)	$(2,580,981)	$(4,699,839)

Balance as of December 31, 2021	400,000	$400	$(2,873,543)	$(1,774,108)	$(4,598,617)

Sale of common shares	645,000	645	1,418,580	–	1,420,000
Issuance of preferred and subscribed shares	(1,760,000)	(1,760)	(1)	–	–
Cancellation of shares	–	–	400	–	–
Cancellation of warrants in exchange for preferred stock	–	–	335,651	–	335,651
Shares issued for purchase of Intellectual Property	715,000	715	714,285	–	715,000
Net loss for the year ended December 31, 2022	–	–	–	(2,421,493)	(2,421,493)

Balance as of December 31, 2022	–	$–	$(404,628)	$(4,195,601)	(4,549,459)

Sale of common shares	–	–	(701)	–	–
Cancellation of shares	–	–	1,000	–	–
Issuance of preferred and subscribed shares	–	–	–	–	–
Net profit for the 3 months ended 31 March 2023	–	–	–	359,662	359,662

Balance as of March 31, 2023	–	$–	$(404,329)	$(3,835,939)	$(4,189,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	-Unaudited-	-Unaudited-
OPERATING ACTIVITIES:
Net Income/(Loss)	$359,662	$(806,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,490	18,899
Amortization of debt discount on convertible notes	–	142,687
Change in fair market value of derivative liabilities	–	7,452
Changes in operating assets and liabilities:
Accounts receivable	(152,267)	(52,938)
Inventory	(56,534)	(64,787)
Prepaid expenses	33,883	16,326
Accounts payable and accrued expenses	(338,404)	128,486
Accrued interest	13,322	36,627
NET CASH (USED) IN OPERATING ACTIVITIES	(111,848)	(574,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	–	–
NET CASH (USED) IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Sales of common stock	–	370,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	370,000

Increase (decrease) in cash and cash equivalents	(111,849)	(204,121)

Cash and cash equivalents - Beginning	148,055	250,854

Cash and cash equivalents - Ending	$36,206	$46,733

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,243	$8,798
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Preferred stock issued in exchange for cancellation of Warrant Liabilities, net of unamortized discount	$–	$335,651
Issuance of common stock	701	–
Cancellation of preferred stock	(1,000)	–
NON CASH TRANSACTIONS	$(299)	$335,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

History

HFactor, Inc. formerly known as Ficaar, Inc. (the “Company” or “Ficaar” or “HFactor”) was incorporated in July 2001 under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December 2007 and to HFactor, Inc. on November 8, 2021.

On May 28, 2021, David Cicalese (“Cicalese”), an officer and Board member of Ficaar entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, FCAA Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. (“Target” or “HyEdge”), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the “Merger”). The Merger Agreement was executed on August 6, 2021, and the Merger closed on August 9, 2021. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the Company’s financial statements reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

Immediately following the Merger, the business of HyEdge became the business of the Company.

On September 2, 2021 the Company filed an amendment in its articles of incorporation to change its name to HFactor Inc. The Company was able to secure an OTC Bulletin Board symbol HWTR from Financial Industry Regulatory Authority (FINRA).

Present Operations

The Company as a result of the Merger, changed its business focus from engaging in the cannabis industry to presently being a holding company that operates entirely through its subsidiary, HyEdge, Inc, a Delaware Corporation. The Company engages in the manufacturing, marketing, distribution and selling of HFactor® hydrogen infused drinking water.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in United States dollars. These consolidated financial statements include the accounts of HFactor Inc. and its wholly owned subsidiaries, HyEdge, Inc., a Delaware corporation, and, the following all of which are inactive, Standard Canna, Inc., a Florida corporation, and its wholly owned subsidiaries, Standard Cultivation Systems Inc., a Colorado corporation; and Standard Property Group Inc., a California corporation; and as well as Precious Holdings, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated on consolidation.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s working capital deficiency, or accumulated deficit.

As of March 31, 2023, the Company had $36,206 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to maintain profitable operations. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third-party and related parties’ loans, and also through equity investments into the Company.

It is the Company’s intent to continue to attempt to raise funds in this manner and to raise funds through the sale of equity securities until the Company attains sustainable profitability. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and maintain profitable operations.

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company held a cash balance of $36,206 and $148,055, respectively.

Revenue Recognition

The Company recognizes revenue from product sales when control of the promised goods is transferred to the company’s customers in an amount that reflects the consideration to which management expects to be entitled in exchange for those goods. To achieve this core principle, management applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended March 31, 2023 and 2022, the Company recognized revenue at the time of delivery without providing any reserve.

Accounts Receivable

Accounts receivable represent amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts were not material.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan, feedback from customers and the product development team. A reserve will be established if necessary to reduce excess or obsolete inventories to their realizable value. As of March 31, 2023 and December 31, 2022, the inventory reserves were not material.

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

Intangible Assets

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful life on a straight-line basis over 10 years for intellectual licensing arrangement (HyEdge IP), which approximates the pattern in which the economic benefits are expected to be received. On July 22, 2022, the Company entered into an Intellectual Property Assignment Agreement with Gail Levy, whereby the Company acquired the intellectual property related to its beverage production operations from HyEdge IP in exchange for 715,000 shares of Company Common stock. The acquired intellectual property was valued at $1.00 per share for total valuation of $715,000 and is being amortized over 10 years on a straight-line basis. We evaluate the recoverability of intangible assets periodically and consider events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment.

Intangible asset amortization expense for the three months ended March 31, 2023 was $17,875 (March 2022: Nil). The Company’s intangible assets were $655,417 and $673,292 as of March 31, 2023 and December 31, 2022, from its intellectual property licensing arrangement (HyEdge IP).

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the periods ended March 31, 2023 and 2022 were $24,541 and $27,565, respectively.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2017 through 2022, The Company does not expect any changes in its unrecognized tax benefits in the current period.

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of March 31, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Research and Development Expenses

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the periods ended March 31, 2023, and 2022.

Basic and Diluted Net Earnings Per Share

The Company computes gain/ loss per common share, in accordance with FASB ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings/loss per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. No convertible securities were outstanding as of 31 March 2023.

Stock-Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock-based compensation. These standards state that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock option, and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. No stock-based compensation plan was active as at 31 March, 2023.

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of March 31, 2023, and December 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2023 and 2022 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	March 31,	December 31,
	2023	2022
Machinery and equipment	$577,645	$577,645
Construction in progress	3,089	3,089
Less accumulated depreciation	(393,157)	(382,542)
Fixed assets net	$187,577	$198,192

Depreciation expenses for the periods ended March 31, 2023 and 2022 were $10,615 and $18,899, respectively.

NOTE 4 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	March 31, 2023	December 31, 2022

Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022. (Currently in default)	$121,369	$121,369

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, net of unamortized discount of $ -0- at December 31, 2022. (A) (D) (Currently in default)	250,000	250,000

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022.2, net of unamortized discount of $ -0- at December 31, 2022. (B) (D) (Currently in default)	152,000	152,000

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022, net of unamortized discount of $ -0- at December 31, 2022. (C) (D) (Currently in default)	252,000	252,000

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities. (Currently in default)	73,930	72,197

Total Notes Payable-Third Parties	$849,299	$847,566

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

C) Includes a warrant for the right to purchase an additional 300,000 shares of Company Common Stock, subject to adjustments for anti-dilution. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.55 per share. The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. In the event the Company files a registration statement with the Securities and Exchange Commission, the Maturity Date shall be the earlier of (i) October 4, 2022; or (ii) the date on which the Company has raised at least $1,500,000 under a registration statement. Interest is payable at the Maturity Date

D) On December 3, 2021, the Company entered into a Stock Purchase Agreement with Boot Capital LLC (“Boot”), lender for the three notes of (A), (B) and (C), whereby Boot agreed to retire all of its outstanding warrants (850,000 in total) in exchange for 200 shares of Series D Preferred stock. The Preferred stock shares were issued on March 29, 2022. Accordingly, the Warrant liability of $335,651 as of December 31, 2021 was written-off during the period ended June 30, 2022.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $0 of the derivative liability as discounts against the convertible notes for the period ended March 31, 2023 and year ended December 31, 2022, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $0 and $142,687 of interest expense pursuant to the amortization of the note discounts during the periods ended March 31, 2023 and 2022, respectively.

NOTE 5 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	March 31,	December 31,
	2023	2022
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	$430,116	$430,116

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	100,000	100,000

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (Currently in default) (A)	90,000	90,000

Unsecured Promissory Note – Others (Currently in default)	9,313	9,313

Total Notes Payable-Related Party	$629,429	$629,429

(A)	Secured by all of Company's accounts receivable and inventory.

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

Future maturities of government debt are as follows:

Period Ending March 31,
2024	$–
2025	–
2026	–
2027	–
Thereafter	150,000
Total Principal Payments	$150,000

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

The aggregate fair value of derivative liabilities as of March 31, 2023 and December 31, 2022 amounted to $801,449. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

		Quoted	Quoted
		Prices in	Prices for
		Active	Similar
		Markets for	Assets or
		Identical	Liabilities in	Significant
	Consolidated	Assets or	Active	Unobservable
	Balance	Liabilities	Markets	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities:
March 31, 2023	$801,449	$–	$–	$801,449
December 31, 2022	$801,449	$–	$–	$801,449

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Period Ended	Year Ended
	March 31,	December 31,
	2023	2022
Beginning balance	$801,449	$793,997
Aggregate fair value of conversion features upon issuance	–	–
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	–	7,452
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$801,449	$801,449

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

Rental:

Company management and employees have been working remotely and accordingly, incurring no material rental expense during the period ended 31 March 2023 and 31 March 2022. However, minimal rental expense, for storage of office supplies, was charged in the period ended 31 March, 2023.

NOTE 10 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of March 31, 2023 and December 31, 2022, the Company had 50,467,414 and 49,766,164 shares, respectively, of common stock issued and outstanding.

On October 27, 2021, 26,910,000 shares of Common Stock of the Company held by the Company’s Chief Executive Officer were returned to treasury and retired.

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

During the year ended December 31, 2022, the Company received total proceeds of $1,420,000 for the sale of 142,000 common stock shares at $1.00 per share.

During the first quarter of 2023, the Company issued 701,250 shares of common stock shares. No cash proceeds from aforementioned issue.

Preferred Stock:

The Company has authorized 19,000,000 shares of $.001 par value preferred stock.

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

During the year ended December 31, 2022, 1,295 shares of Series D Preferred Stock were issued to an investor in connection with the execution of a Leak-Out Agreement. No shares of Series C and Series D Preferred Stock were issued during the period ended 31 March, 2023.

On July 22, 2022, the Company entered into a Memorandum of Understanding (“MOU”) with Bear Face Capital LLC (“Bear Face”) and Concorde Consulting Corp (“Concorde”) for an influx of capital. In accordance with the terms of the MOU, Gail Levy and James C. Sanborn returned 999,999 shares of Series C Preferred stock to the Company. Dawn Cames, former officer for the predecessor company (“FICAAR”), was appointed to serve as a Director and Chairman of the Board for the Company and was assigned one (1) share of Series C Preferred stock. Impact of above arrangement was recognised in the period ended March 31, 2023.

As of March 31, 2023, 999,999 shares of Series C Preferred stock and 17,995,651 shares of Series D Preferred, respectively, stock remain unissued.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, though the Company incurred a net profit but no tax liability will be charged on account of the accumulated deficit.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $17 million at March 31, 2023 and December 31, 2022, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

The significant components of deferred income tax assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carry-forward	$3,612,000	$3,612,000
Less: valuation allowance	(3,612,000)	(3,612,000)

Net deferred income tax asset	$–	$–

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties, are disclosed below:

During period ended 31 March 2023, the Company received funds, totalling $165,000 (2022: Nil) from Bear Face Capital LLC, one of the Company’s shareholders, to facilitate particular operating activities. These funds were classified as Other Payables as of March 31, 2023 due to their operational nature.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 22, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2022 and 2021. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

BUSINESS DESCRIPTION (CONTINUED)

Hfactor’s anti-inflammatory and antioxidant benefits appeal to a wide population across every age group, positioning HFactor to capture significant share in an expanding market. The global market for bottled water is projected to reach $215B by 2025.

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

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

Results of Operations

	Three Months ended March 31,			Percent
	2023	2022	Change	Change
Revenues	$418,765	$595,623	$(176,858)	-30%
Gross profit	230,956	319,907	(88,951)	-28%
Operating expenses	(567,778)	(931,214)	363,436	39%
Other income (expense)	696,484	(195,566)	892,051	456%
Net loss	$359,662	$(806,873)	$1,166,535	145%

Net revenues for the three months ended March 31, 2023 were $418,765 as compared to $595,623 for the three months ended March 31, 2022. Company has been striving to boost sales and operating results since merger.

Gross profit for the three months ended March 31, 2023 was also deteriorated by $88,951, in line with decline in revenues. However, company managed to control of goods sold. Hence, noticed slight improvement in GP Margin, from 54% in quarter ended March 31, 2022, to 55% in current reporting period.

Total operating expenses were $567,778 for the three months ended March 31, 2023 as compared to $931,214 for the three months ended March 31, 2022. Reduction in expenses by 39% was primarily attributable to the decline in sales and marketing expense by $257,348.

Significant improvement in other income, in current period, was attributable to the write-off of the salary payable balance of Gail Levy of $720,000. Consequently, other expenses of $ 195,566 in 2022 were turned into net income of $696,484.

For the three months ended March 31, 2023, the Company reported a net profit of $359,662 as compared to a net loss of $806,873 for the three months ended March 31, 2022. The net gain for the three months ended March 31, 2023 mainly arose from the write-off of the accumulated salary payable of Gail Levy. Though sales dropped off in current period by 30% on account of reduction in sales and marketing activities, the gross profit margin was still positive. Effective cost control and restructuring of marketing activities can maintain profitable operations.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $36,206 in cash to fund its operations. The Company reported working capital deficit of $4,872,792 at March 31, 2023 as compared to a working capital deficit of $5,260,943 at December 31, 2022, representing decrease in working capital deficit by $388,151.

Liquidity and Capital Resources

The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund accumulated operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail some or all of its planned activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities should the Company be unable to continue as a going concern.

As the Company started to report profitable results, maintaining profitability is dependent on achieving a level of revenues adequate to support the Company's cost structure. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders, which dilution may be significant depending on the terms of the transactions.

Operating Activities:

For the three months ended March 31, 2023 net cash flow used by operating activities was $(111,848) as compared to $(574,121) for the three months ended March 31, 2022. Comparatively, less cash resources were tied up in operating activities on account of net income of $359,662, in current reporting period.

Investing and Financing Activities:

Net cash flows provided by financing activities for the three months ended March 31, 2023 were $0 as compared to $370,000 for the three months period ended March 31, 2022. No investments were made in the current and comparative reporting period.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity in the period ended March 31, 2023 was shareholder’s loan.

Going Concern

The Company generated a net profit of $359,662 in the period ended March 31, 2023 but had an accumulated deficit of $3,835,939 as of March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue raising sufficient capital to fund continued operations. Management expects to maintain profitable results in the foreseeable future with support of additional financing and cost control. However, the accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Transaction with Related Parties:

During the first quarter of 2023, the Company received funds, totaling $165,000, from Bear Face Capital LLC, one of the Company’s shareholders, to facilitate particular operating activities. These funds were classified as Other Payables as of March 31 2023 due to their operational nature.

Critical Accounting Policies

Refer to Note 2 in the Consolidated Financial Statements for a summary of implemented accounting policies and their related effects or anticipated effects on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the three months ended March 31, 2023 had a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

b)  The Company's has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the composition of the Board of Directors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities for the three months ended March 31, 2023 other than those that have been previously reported.

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

HFactor, Inc.
(Registrant)

May 22, 2023	By:	/s/ Dawn Cames
Dawn Cames
Principal Executive Officer & Acting Principal Financial Officer

