Form 10-Q
period 2023-06-30
HFactor, Inc.
filed 2023-08-14
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023 the Registrant had 50,467,414 issued and outstanding shares of common stock.

HFactor, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

HFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

All amounts are in USD

	June 30,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS

Current Assets

Cash	$43,803	$148,055
Accounts receivable, net of allowance for doubtful accounts	46,242	124,109
Inventories	440,352	461,194
Prepaid expenses and other current assets	49,682	71,042

Total Current Assets	580,078	804,400

Fixed Assets, net of accumulated depreciation	201,714	198,192
Intangible Asset, net of accumulated amortization	637,542	673,292

Total Assets	$1,419,334	$1,675,884

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,098,073	$3,137,177
Accrued Interest	465,327	408,722
Current portion of notes payable-third party, net of debt discount	851,032	847,566
Note payable-related party	–	870,429
Derivative liabilities	801,449	801,449

Total Current Liabilities	5,215,882	6,065,343

Long-Term Liabilities
Government loans payable	160,000	160,000
Note payable-related party	605,231	–

Total Long-Term Liabilities	765,231	160,000

Total Liabilities	5,981,113	6,225,343

Commitments and Contingencies

Stockholders' Deficit
Preferred stock 19,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:
Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1 and 1,000,000 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	0	1,000
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 4,349 and 4,349 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	4	4
Common stock 200,000,000, $.001 par value shares authorized; 50,467,414 and 49,766,164 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	50,467	49,766
Additional paid-in capital	(404,330)	(404,628)
Accumulated deficit	(4,207,919)	(4,195,601)

Total Stockholders' Deficit	(4,561,778)	(4,549,459)

Total Liabilities and Stockholders' Deficit	$1,419,334	$1,675,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUES

Sales, net	374,658	600,495	793,422	1,196,118

TOTAL REVENUES	374,658	600,495	793,422	1,196,118

COST OF REVENUES	163,593	266,679	351,402	542,395

GROSS PROFIT	211,065	333,816	442,020	653,723

OPERATING EXPENSES
Manufacturing expenses	52,667	33,297	137,141	88,364
Sales and marketing	367,685	488,425	691,378	1,069,467
General and administrative	141,031	290,076	300,641	585,181
Total expenses	561,383	811,798	1,129,161	1,743,012

Loss from operations	(350,318)	(477,982)	(687,141)	(1,089,289)

Other (income) expense
Amortization of debt discount	–	168,319	–	311,006
Derivative (income) expense	–	–	–	7,452
Change in FMV of derivatives	–	–	–
Interest expense	53,917	45,215	69,749	90,642
Other Income	(32,256)	(36,086)	(744,572)	(36,086)
Total Other (income) expense	21,662	177,448	(674,823)	373,014

Net Loss	(371,980)	(655,430)	(12,318)	(1,462,303)

Net Loss per common shares outstanding- Basic and diluted:
Net earning/(loss) per share attributable to common stockholders - basic & diluted	$(0.01)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding	50,467,414	48,054,497	50,350,539	48,030,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Unaudited

All amounts are in USD

	Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Common stock		Subscribed		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2020	–	$–	–	$–	44,093,276	$44,093	–	$–	$(44,093)	$(181,415)	$(181,415)

Merger of HyEdge,Inc.	1,000,000	$1,000	3,054	$3	30,197,888	30,198	–	–	(3,478,800)	–	(3,447,599)
Sale of common shares	–	–	–	–	250,000	250	400,000	400	649,350	–	650,000
Cancellation of shares	–	–	–	–	(26,910,000)	(26,910)	–	–	–	–	(26,910)
Net loss for the year ended December 31, 2021	–	–	–	–	–	–	–	–	–	(1,592,693)	(1,592,693)

Balance as of December 31, 2021	1,000,000	$1,000	3,054	$3	47,631,164	$47,631	400,000	$400	$(2,873,543)	$(1,774,108)	$(4,598,617)

Sale of common shares	–	–	–	–	775,000	775	645,000	645	1,418,580	–	1,420,000
Issuance of preferred and subscribed shares	–	–	1,095	1	1,760,000	1,760	(1,760,000)	(1,760)	(1)	–	–
Cancellation of shares	–	–	–	–	(400,000)	(400)	–	–	400	–	–
Cancellation of warrants in exchange of preferred stock	–	–	200	–	–	–	–	–	335,651	–	335,651
Shares issued for purchase of Intellectual Property	–	–	–	–	–	–	715,000	715	714,285	–	715,000
Net loss for the year ended December 31, 2022	–	–	–	–	–	–	–	–	–	(2,421,493)	(2,421,493)

Balance as of December 31, 2022	1,000,000	$1,000	4,349	$4	49,766,164	$49,766	–	$–	$(404,628)	$(4,195,601)	$(4,549,459)

Sale of common shares	–	–	–	–	701,250	701	–	–	(701)	–	–
Cancellation of shares	(999,999)	(1,000)	–	–	–	–	–	–	1,000	–	–
Issuance of preferred and subscribed shares	–	–	–	–	–	–	–	–	–	–	–
Net loss for the six months period ended June 30, 2023	–	–	–	–	–	–	–	–	–	(12,318)	(12,318)

Balance as of June 30, 2023	1	$0	4,349	$4	50,467,414	$50,467	–	$0	$(404,330)	$(4,207,919)	$(4,561,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

All amounts are in USD

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022

OPERATING ACTIVITIES:
Net Income/(Loss)	$(12,318)	$(1,462,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,234	–
Other income	(63,050)	–
Accrued interest	69,749	–
Amortization of debt discount on convertible notes	–	37,798
Change in fair market value of derivative liabilities	–	311,006
Derivative expense	–	7,452
Changes in operating assets and liabilities:
Accounts receivable	77,867	(177,579)
Inventory	20,842	3,785
Prepaid expenses	21,360	20,485
Accounts payable and accrued expenses	(257,794)	488,638
NET CASH (USED) IN OPERATING ACTIVITIES	(91,108)	(697,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	42,858	–
NET CASH (USED) IN INVESTING ACTIVITIES	42,858	–

FINANCING ACTIVITIES:
Sales of common stock	–	520,000
Repayment of principal and interest of loans	(37,463)	–
Repayment of debt lease obligation	(18,539)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	(56,002)	520,000

Increase (decrease) in cash and cash equivalents	(104,252)	(177,579)

Cash and cash equivalents - Beginning	148,055	250,854

Cash and cash equivalents - Ending	$43,803	$73,275

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,144	$17,503
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Preferred stock issued in exchange for cancellation of Warrant Liabilities, net of unamortized discount	$–	$335,651
Issuance of common stock	$701	$–
Cancellation of preferred stock	$(1,000)	$–

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

Present Operations

The Company, as a result of the Merger, changed its business focus and commenced operating entirely through its subsidiary, HyEdge, Inc., a Delaware Corporation. The Company engages in the manufacturing, marketing, distribution and selling of HFactor® hydrogen infused drinking water.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

As of June 30, 2023, the Company had $43,803 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties, and through equity investments into the Company.

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

Cash

For the purpose of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company held a cash balance of $43,803 and $148,055, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended June 30, 2023 and 2022, the Company recognized revenue at the time of delivery without providing any reserve.

Accounts Receivable

Accounts receivable represent amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts were not material.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of June 30, 2023 and December 31, 2022, the inventory reserves were not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the periods ended June 30, 2023 and 2022 were $41,196 and $32,928, respectively.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2018 through 2022, The Company does not expect any changes in its unrecognized tax benefits in the current year.

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of June 30, 2023 and December 31, 2022 the Company has no accrued interest or penalties related to uncertain tax positions.

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

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the periods ended June 30, 2023 and 2022.

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of June 30, 2023, and December 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

We have considered all other recently issued accounting pronouncements during 2023 and 2022 and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	June 30,	December 31,
	2023	2022
Machinery and equipment	$547,431	$577,645
Construction in progress	3,089	3,089
Less accumulated depreciation	(348,807)	(382,543)
Fixed assets net	$201,714	$198,192

Depreciation expenses for the six-month periods ended June 30, 2023 and June 30, 2022 were $16,484 and $37,798, respectively.

NOTE 4 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	June 30, 2023	December 31, 2022
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022. (Currently in default)	$121,369	$121,369

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022. (A) (D) (Currently in default)	250,000	250,000

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022. (B) (D) (Currently in default)	152,000	152,000

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022. (C) (D) (Currently in default)	252,000	252,000

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities. (Currently in default)	75,663	72,197

Total Notes Payable-Third Parties	$851,032	$847,566

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

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $-0- and $654,000 of the derivative liability as discounts against the convertible notes for the period ended June 30, 2023 and year ended December 31, 2022, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $311,006 and $41,518 of interest expense pursuant to the amortization of the note discounts during the periods ended June 30, 2023 and 2022, respectively.

NOTE 5 – NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consists of the following:

	June 30,	December 31,
	2023	2022
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	$405,918	$430,116

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	100,000	100,000

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (Currently in default) (A)	90,000	90,000

Unsecured Promissory Note – DC, dated September 30, 2012. Note accrues interest at 7% per annum, due and payable on June 30, 2022 (Currently in default)	6,525	6,525

Total Notes Payable-Related Parties	$602,443	$626,641

(A)	Secured by all of Company’s accounts receivable and inventory.

NOTE 6 – GOVERNMENT DEBT

Economic Injury Disaster Loan

On June 2, 2021, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75 % per annum. Installment payments, including principal and interest, totaling $731.00 monthly, will begin thirty (30) months from the date of the Note, with first payments applied to accumulated accrued interest. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid.

Future maturities of government debt are as follows:

Period Ending June 30, 2023
2024	$–
2025	–
2026	–
2026	–
Thereafter	150,000
Total Principal Payments	$150,000

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

The aggregate fair value of derivative liabilities as of June 30, 2023 and December 31, 2022 amounted to $801,449 and $801,449, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

		Quoted	Quoted
		Prices in	Prices for
		Active	Similar
		Markets for	Assets or
		Identical	Liabilities in	Significant
	Consolidated	Assets or	Active	Unobservable
	Balance	Liabilities	Markets	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities:
June 30, 2023	$801,449	$–	$–	$801,449
December 31, 2022	$801,449	$–	$–	$801,449

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Period Ended	Year Ended
	June 30,	December 31,
	2023	2022
Beginning balance	$801,449	$793,997
Aggregate fair value of conversion features upon issuance	–	–
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features		7,452
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$801,449	$801,449

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

Rental:

Company management and employees have been working remotely and accordingly, incurring no material rental expense during the six-month periods ended June 30, 2023 and June 30, 2022.

NOTE 10 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of June 30, 2023 and December 31, 2022, the Company had 50,467,414 and 49,766,164 shares, respectively, of common stock issued and outstanding.

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

During the six months ended June 30, 2023, the Company issued 701,250 shares of common stock shares, with no cash proceeds.

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

During the year ended December 31, 2022, 1,295 shares of Series D Preferred Stock were issued to an investor in connection with the execution of a Leak Out Agreement. No shares of Series C and Series D Preferred Stock were issued during the six months ended June 30, 2023.

On July 22, 2022, the Company entered a Memorandum of Understanding (“MOU”) with Bear Face Capital LLC (“Bear Face”) and Concorde Consulting Corp (“Concorde”) for an influx of capital. In accordance with the terms of the MOU, Gail Levy and James C. Sanborn returned 999,999 shares of Series C Preferred stock to the Company. Dawn Cames, former officer for the predecessor company (“FICAAR”), was appointed to serve as a Director and Chairman of the Board for the Company and was assigned one (1) share of Series C Preferred stock. Impact of above arrangement was recognized in the three months ended March 31, 2023.

As of June 30, 2023, 999,999 shares of Series C Preferred stock and 17,995,651 shares of Series D Preferred remain unissued.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $17 million at June 30, 2023 and December 31, 2022, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

The significant components of deferred income tax assets at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carry-forward	$3,612,000	$3,612,000
Less: valuation allowance	(3,612,000)	(3,612,000)

Net deferred income tax asset	$–	$–

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

During the six months ended June 30, 2023, the Company received funds, totaling $165,000 (2022: Nil), from Bear Face Capital LLC, one of the Company’s shareholders, to facilitate particular operating activities. These funds were classified as Other Payables as of June 30, 2023 due to their operational nature.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements, except for the following:

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

When this report uses the words “we,” “us,” “our,” or “HFactor” and the “Company,” they refer to HFactor, Inc.

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

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

Results of Operations
	Three Months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$374,658	$600,495	$(225,837)	(38%)
Gross profit	211,065	333,816	(122,751)	(37%	)
Operating expenses	(561,383)	(811,798)	250,415	(31%)
Other expenses	(21,662)	(177,448)	155,786	(88%	)
Net loss	$(371,980)	$(655,430)	$283,450	(43%)

Net revenues for the three months ended June 30, 2023 were $374,658, as compared to $600,495 for the three months ended June 30, 2022. The decrease was primarily attributed to some short-term disruption in production during May and June in 2023.

Gross profit for the three months ended June 30, 2023 was $211,065, in line with the decline in revenues. With the Company’s continued effort on improving its margin, its overall gross profit rate has slightly improved from 55% in the three months ended June 30, 2022, to 56% in the current reporting period.

Total operating expenses were $561,383 for the three months ended June 30, 2023, compared to $811,798 for the three months ended June 30, 2022. The 31% reduction in expenses was primarily attributable to the decline in sales and sales related expense.

Other expense was $21,662 for the three months ended June 30, 2023, compared to $177,448 for the three months ended June 30,2022. The $155,786 decrease mainly resulted from the reduction in derivative expenses associated with embedded liabilities in convertible debt borrowings.

For the three months ended June 30, 2023, the Company reported a net loss of $371,980, as compared to a net loss of $655,430 for the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023, to Six Months Ended June 30, 2022

Results of Operations
	Six Months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$793,422	$1,196,118	$1,196,118	-34%
Gross profit	442,020	653,723	653,723	-32%
Operating expenses	(1,129,161)	(1,743,012)	(1,730,154)	-35%
Other income (expense)	674,823	(373,014)	(130,407)	-281%
Net loss	$(12,318)	$(1,462,303)	$(1,206,838)	-99%

Net revenues for the six months ended June 30, 2023 were $793,422 as compared to $1,196,118 for the six months ended June 30, 2022. The decrease in sales mainly resulted from a short-term disruption in production occurred in May 2023.

Gross profit for the six months ended June 30, 2023 was $442,020, as compared to $653,723 for the six months ended June 30, 2022.

Total operating expenses were $1,129,161 for the six months ended June 30, 2023 compared to $1,743,012 for the six months ended June 30, 2022, in line with the decrease of sales and gross profit.

Other income was $674,823 for the six months ended June 30, 2023 compared to an expense of $373,014 for the six months ended June 30,2022. The income was mainly attributable to the write-off of a salary payable balance of $720,000 during the first quarter of 2023.

For the six months ended June 30, 2023, the Company reported a net loss of $12,318, as compared to a net loss of $1,462,303 for the six months ended June 30, 2022. The decrease in net loss is a combined result of the aforementioned other income from the write-off of liabilities and a decreased loss of the second quarter of 2023.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $43,803 in cash to fund its operations. The Company reported working capital deficit of $4,635,803 on June 30, 2023, as compared to a working capital deficit of $5,260,943 at December 31, 2022, representing an decrease in working capital deficit by $625,140.

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

Operating Activities:

For the six months ended June 30, 2023, net cash flow used by operating activities was $91,108, compared to $697,579 for the six months ended June 30, 2022. The decreases in cash flow used for operating activities for 2023 period were primarily due to the improvement on collection of accounts receivable.

Investing and Financing Activities:

Net cash flows provided by investing activities and used by financing activities for the six months ended June 30, 2023 were $42,858 and $56,002 respectively.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been from loans from third parties and related parties.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $4,207,919 as of June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue absent raising sufficient capital to fund continued operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities for the three months ended June 30, 2023 other than those that have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Description	Filed Herewith (*)	Filing Type	Date Filed
2.1	Merger Agreement		8-K	08/11/2021
3.1	Articles of Incorporation		10-12G	01/24/2018
3.2	Amendment to Articles of Incorporation		8-K	08/11/2021
3.3	Bylaws		10-12G	01/24/2018
3.4	Amendment to Articles of Incorporation		8-K	11/18/2021
4.1	Series C Preferred Stock Designation		8-K	08/11/2021
4.2	Series D Preferred Stock Designation		8-K	08/11/2021
10.01	Boot Capital Securities Purchase Agreement dated May 27, 2021		8-K	06/10/2021
10.02	Boot Capital Convertible Promissory Note dated May 27, 2021		8-K	06/10/2021
10.03	Boot Capital Warrant dated May 27, 2021		8-K	06/10/2021
10.04	Boot Capital Securities Purchase Agreement dated July 22, 2021		8-K	08/11/2021
10.05	Boot Capital Convertible Promissory Note dated July 22, 2021		8-K	08/11/2021
10.06	Boot Capital Warrant dated July 22, 2021		8-K	08/11/2021
10.07	Boot Capital Securities Purchase Agreement dated October 4, 2021		8-K	10/12/2021
10.08	Boot Capital Convertible Promissory Note dated October 4, 2021		8-K	10/12/2021
10.09	Boot Capital Warrant dated October 4, 2021		8-K	10/12/2021
10.10	IP Assignment Agreement		10-Q	11/21/2022
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer	*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer	*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Principal Financial Officer	*
101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HFactor, Inc.
(Registrant)

August 14, 2023	By: /s/ Dawn Cames
Dawn Cames
Principal Executive Officer & Acting Principal Financial Officer

