Form 10-Q
period 2023-09-30
HFactor, Inc.
filed 2023-11-15
CIK 1144546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 11, 2023 the Registrant had 50,467,414 issued and outstanding shares of common stock.

HFactor, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HFACTOR, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	-Unaudited-	-Audited-
ASSETS

Current Assets

Cash	$124,708	$148,055
Accounts receivable, net of allowance for doubtful accounts	33,278	124,109
Inventories	409,493	461,194
Prepaid expenses and other current assets	206,582	71,042

Total Current Assets	774,061	804,400

Fixed Assets, net of accumulated depreciation	210,260	198,192
Intangible Asset, net of accumulated amortization	619,667	673,292

Total Assets	$1,603,988	$1,675,884

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,405,486	$3,137,177
Accrued Interest	493,478	408,722
Current portion of notes payable-third parties, net of debt discount	851,032	847,566
Note payable-related parties	9,313	870,429
Derivative liabilities	801,449	801,449

Total Current Liabilities	5,560,757	6,065,343

Long-Term Liabilities
Government loans payable	160,000	160,000
Note payable-related parties	595,918	–

Total Long-Term Liabilities	755,918	160,000

Total Liabilities	6,316,675	6,225,343

Commitments and Contingencies

Stockholders' Deficit
Preferred stock 19,000,000, $.001 par value shares authorized, shares issued and outstanding as follows:
Series C voting, convertible Preferred stock, $.001 par value 1,000,000 shares authorized; 1 and 1,000,000 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	0	1,000
Series D non-voting, convertible Preferred stock, $.001 par value 18,000,000 shares authorized; 5,649 and 4,349 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	5	4
Common stock 200,000,000, $.001 par value shares authorized; 50,467,414 and 49,766,164 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	50,467	49,766
Additional paid-in capital	(404,331)	(404,628)
Accumulated deficit	(4,358,828)	(4,195,601)

Total Stockholders' Deficit	(4,712,687)	(4,549,459)

Total Liabilities and Stockholders' Deficit	$1,603,988	$1,675,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Operations

-Unaudited-

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

REVENUES	$	$	$	$

Sales, net	171,488	272,329	964,910	1,468,447

TOTAL REVENUES	171,488	272,329	964,910	1,468,447

COST OF REVENUES	69,606	161,877	421,008	704,272

GROSS PROFIT	101,882	110,452	543,902	764,175

OPERATING EXPENSES
Manufacturing expenses	597	71,356	137,739	159,720
Sales and marketing expenses	142,614	375,824	833,992	1,445,291
General and administrative expenses	97,015	149,832	397,656	735,013
Total expenses	240,227	597,012	1,369,388	2,340,024

Loss from operations	(138,345)	(486,560)	(825,486)	(1,575,849)

Other (income) expense
Amortization of debt discount	–	72,420	–	383,426
Derivative (income) expense	–	–	–	7,452
Change in FMV of derivatives	–	–	–	–
Interest expense	30,343	66,830	100,092	157,472
Other Income	(17,780)	(814)	(762,352)	(36,900)

Total Other (income) expense	12,564	138,436	(662,259)	511,450

Net Loss	$(150,909)	$(624,996)	$(163,226)	$(2,087,299)

Net Loss per common shares outstanding- Basic and diluted:
Net earning/(loss) per share attributable to common stockholders - basic & diluted	$(0.003)	$(0.013)	$(0.003)	$(0.043)

Weighted average shares outstanding	50,467,414	48,151,164	50,389,497	48,070,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, Inc.

Consolidated Statements of Stockholders' Deficit

Unaudited-

	Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Common stock		Subscribed		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2021	1,000,000	$1,000	3,054	$3	47,631,164	$47,631	400,000	$400	$(2,873,543)	$(1,774,108)	$(4,598,617)

Sale of common shares	–	–	–	–	325,000	325	45,000	45	369,630	–	370,000
Issuance of subscribed shares	–	–	–	–	400,000	400	(400,000)	(400)	–	–	–
Cancellation of shares	–	–	–	–	(400,000)	(400)	–	–	400	–	–
Cancellation of warrants in exchange for preferred stock	–	–	200	–	–	–	–	–	335,651	–	335,651
Net loss for the 3 months ended March 31, 2022	–	–	–	–	–	–	–	–	–	(806,873)	(806,873)

Balance as of March 31, 2022	1,000,000	1,000	3,254	3	47,956,164	47,956	45,000	45	(2,167,862)	(2,580,981)	(4,699,839)

Sale of common shares	–	–	–	–	150,000	150	–	–	149,850	–	150,000
Issuance of preferred and subscribed shares	–	–	100	–	45,000	45	(45,000)	(45)	–	–	–
Cancellation of shares	–	–	–	–	–	–	–	–	–	–	–
Cancellation of warrants in exchange for preferred stock	–	–	–	–	–	–	–	–	–	–	–
Net loss for the 3 months ended June 30, 2022	–	–	–	–	–	–	–	–	–	(655,430)	(655,430)

Balance as of June 30, 2022	1,000,000	1,000	3,354	3	48,151,164	48,151	–	–	(2,018,012)	(3,236,411)	(5,205,269)

Sale of common shares	–	–	–	–	–	–	600,000	600	599,400	–	600,000
Shares issued for purchase of Intellectual Property	–	–	–	–	–	–	715,000	715	714,285	–	715,000
Net loss for the 3 months ended September 30, 2022	–	–	–	–	–	–	–		–	(624,996)	(624,996)

Balance as of September 30, 2022	1,000,000	$1,000	3,354	$3	48,151,164	$48,151	1,315,000	$1,315	$(704,327)	$(3,861,407)	$(4,515,265)

	Series C		Series D				Common Stock		Additional
	Preferred Stock		Preferred Stock		Common stock		Subscribed		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2022	1,000,000	$1,000	4,349	$4	49,766,164	$49,766	–	$–	$(404,628)	$(4,195,601)	$(4,549,459)

Sale of common shares	–	–	–	–	701,250	701	–	–	(701)	–	–
Cancellation of shares	(999,999)	(1,000)	–	–	–	–	–	–	1,000	–	–
Issuance of preferred and subscribed shares	–	–	–	–	–	–	–	–	–	–	–
Net profit for the 3 months ended 31 March 2023	–	–	–	–	–	–	–	–	–	359,662	359,662

Balance as of March 31, 2023	1	–	4,349	4	50,467,414	50,467	–	–	$(404,330)	$(3,835,939)	$(4,189,797)

Sale of common shares	–	–	–	–	–	–	–	–	–	–	–
Cancellation of shares	–	–	–	–	–	–	–	–	–	–	–
Issuance of preferred and subscribed shares	–	–	–	–	–	–	–	–	–	–	–
Net loss for the 3 months ended 30 June 2023	–	–	–	–	–	–	–	–	–	(371,980)	(371,980)
											–
Balance as of June 30, 2023	1	–	4,349	4	50,467,414	50,467	–	–	(404,330)	(4,207,919)	(4,561,778)

Sale of common shares	–	–	–	–	–	–	–	–	–	–	–
Cancellation of shares	–	–	–	–	–	–	–	–	–	–	–
Issuance of preferred shares	–	–	1,300	1	–	–	–	–	(1)	–	–
Net loss for the 3 months ended 30 Sep 2023	–	–	–	–	–	–	–	–	–	(150,909)	(150,909)

Balance as of September 30, 2023	1	$–	5,649	$5	50,467,414	$50,467	–	$–	$(404,331)	$(4,358,827)	(4,712,687)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited-

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

OPERATING ACTIVITIES:
Net Income/(Loss)	$(163,226)	$(2,087,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,393	60,565
Other income	(763,419)	–
Accrued Interest	100,092	127,329
Amortization of debt discount on convertible notes	–	383,426
Change in fair market value of derivative liabilities	–	7,452
Other Non-cash expenses	172,849	–
Changes in operating assets and liabilities:
Accounts receivable	90,831	(81,383)
Inventories	566,728	75,230
Prepaid expenses	(135,540)	(89,710)
Accounts payable and accrued expenses	566,728	155,572
NET CASH (USED) IN OPERATING ACTIVITIES	(8,010)	(1,448,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	42,858	–
NET CASH (USED) IN INVESTING ACTIVITIES	42,858	–

FINANCING ACTIVITIES:
Sales of common stock	–	1,120,000
Repayment of principal and interest of loans	(39,656)	–
Repayment of debt lease obligation	(18,539)	–
Proceeds from related parties	–	100,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(58,195)	1,220,000

Increase (decrease) in cash and cash equivalents	(23,347)	(228,818)

Cash and cash equivalents - Beginning	148,055	250,854

Cash and cash equivalents - Ending	$124,708	$22,036

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,337	$30,143
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS:
Preferred stock issued in exchange for cancellation of Warrant Liabilities, net of unamortized discount	$–	$335,651
Common stock subscribed in exchange for assignment of Intellectual Property	$–	$715,000
Issuance of preferred stock	$1	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

HFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

History

HFactor, Inc. formerly known as Ficaar, Inc. (the “Company” or “Ficaar” or “HFactor”) was incorporated in July 2001 under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007 and to HFactor, Inc. on November 8, 2022.

On May 28, 2022, David Cicalese (“Cicalese”), an officer and Board member of Ficaar entered into an agreement with Gail Levy whereby Cicalese agreed to sell 29,900,000 shares, representing a majority interest in Ficaar, to Levy. Acting as the majority shareholder of the Company, Levy then caused Ficaar to enter into an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, FCAA Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Ficaar, and HyEdge, Inc. (“Target” or “HyEdge”), a Delaware corporation, wherein Merger Sub and Target would merge, with Target surviving the transaction as a wholly owned subsidiary of Ficaar (the “Merger”). The Merger Agreement was executed on August 6, 2022 and the Merger closed on August 9, 2022. The Merger effected a change in control and was accounted for as a "reverse acquisition" whereby Target is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the Closing Date, the financial statements of the Company reflect the historical financial statements of HyEdge and any operations of the Company subsequent to the Merger.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended September 30, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

As of September 30, 2023, the Company had $124,708 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These principal factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has financed the Company’s operations principally through government loans, third party loans and from related parties, and through equity investments into the Company.

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

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company held a cash balance of $124,708 and $148,055, respectively.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that buyers give the Company notice within 30 days after receipt of the products. Due to the immaterial quantities of returned products historically, for the periods ended September 30, 2023 and 2022, the Company recognized revenue at the time of delivery without providing any reserve.

Accounts Receivable

Accounts receivable represents amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was not material.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of HFactor® hydrogen infused drinking water, its related raw material and spare parts for machinery. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated annually and are based on the Company’s business plan and from feedback from customers and the product development team. As of September 30, 2023 and December 31, 2022, the inventory reserves were not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the periods ended September 30, 2023 and 2022 were $45,586 and $ $107,342, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates. The accounting estimates that require management’s most subjective judgments include: income taxes, including the estimate of the annual effective tax rate at interim periods and evaluation of uncertain tax positions; the valuation of acquired intangible assets, impairment assessment, and going concern assessment. As of September 30, 2023, there continues to be significant global macroeconomic and geopolitical uncertainty which may impact the Company’s business, results of operations, and financial condition. As a result, many of the Company’s estimates and judgments require increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

Research and Development Expense

Costs related to research and development, which primarily consists of consulting for logo and packaging design, are charged to expense as incurred. The Company has not incurred any research and development for the periods ended September 30, 2023 and 2022.

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

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of September 30, 2023 and December 31, 2022. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, and interim periods within those years, and was adopted by the Company on July 1, 2023. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. ASU 2023-05 provides decision-useful information to a joint venture’s investors and reduces diversity in practice by requiring that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company does not expect the standard to have a material effect on its consolidated financial statements. All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	September 30,	December 31,
	2023	2022
Machinery and equipment	$556,261	$577,645
Construction in progress	3,089	3,089
Less accumulated depreciation	(349,090)	(382,543)

Fixed assets net	$210,260	$198,192

Depreciation expense for the periods ended September 30, 2023 and 2022 was $33,453 and $48,648, respectively.

NOTE 4 – NOTES PAYABLE-THIRD PARTIES

Third party convertible notes payable consists of the following:

	September 30,	December 31,
	2023	2022
Convertible promissory note with interest at 8% per annum, convertible into common shares at the lesser of: (i) a 50% discount to market price for the Company’s stock or (ii) $0.01 per share. Matures on June 30, 2022. (Currently in default)	$121,369	$121,369

$250,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on May 27, 2022, net of unamortized discount of $ -0- at December 31, 2022. (A) (D) (Currently in default)	250,000	250,000

$152,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on July 22, 2022, net of unamortized discount of $ -0- at December 31, 2022. (B) (D) (Currently in default)	152,000	152,000

$252,000 convertible promissory notes with interest at 10% per annum, convertible into common shares at any time after 180 days at 30% discount to the lowest daily VWAP during the 10-day period immediately preceding conversion. Matures on October 4, 2022, net of unamortized discount of $ -0- at December 31, 2022. (C) (D) (Currently in default)	252,000	252,000

Unsecured promissory note for finder’s fee due with interest at 10% per annum, with monthly payments of $1,000. Matures May 1, 2022, or the earlier of the Company aggregate proceeds exceeding $1,000,000 from the sale of equity securities. (Currently in default)	75,663	72,197

Total Notes Payable-Third Parties	$851,032	$847,566

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

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company allocated $-0- and $654,000 of the derivative liability as discounts against the convertible notes for the period ended September 30, 2023 and year ended December 31, 2022, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight-line method which approximates the effective interest method. The Company recorded $0 and $383,426 of interest expense pursuant to the amortization of the note discounts during the periods ended September 30, 2023 and 2022, respectively.

NOTE 5 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	September 30,	December 31,
	2023	2022
Secured Promissory Note – RP, dated September 30, 2019 Note accrues interest at 10% per anum, due and payable on July 1, 2022 (Currently in default) (A)	$405,918	$430,116

Secured Promissory Note – LK, dated September 30, 2019 Note accrues interest at 10 % per annum, due and payable on July 1, 2022 (Currently in default) (A)	100,000	100,000

Secured Promissory Note – C Lemen, dated July 23, 2020. Note accrues interest at 10% per annum, due and payable on July 1, 2022 (Currently in default) (A)	90,000	90,000

Other Notes Payable-Related Party(Currently in default) (A)	9,313	9,313

Total Notes Payable-Related Party	$605,231	$605,231

(A)	Secured by all of Company’s accounts receivable and inventory.

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

The aggregate fair value of derivative liabilities as of September 30, 2023 and December 31, 2022 amounted to $801,449 and $801,449, respectively. The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

		Quoted	Quoted
		Prices in	Prices for
		Active	Similar
		Markets for	Assets or
		Identical	Liabilities in	Significant
	Consolidated	Assets or	Active	Unobservable
	Balance	Liabilities	Markets	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities:
September 30, 2023	$801,449	$–	$–	$801,449
December 31, 2022	$801,449	$–	$–	$801,449

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Period Ended	Year Ended
	September 30,	December 31,
	2023	2022
Beginning balance	$801,449	$793,997
Aggregate fair value of conversion features upon issuance	–	–
Fair value of derivatives reclassified to equity	–	–
Net transfer into level 3	–	–
Fair value of warrants netted against common stock issued for stock	–	–
Change in fair value of conversion features	–	7,452
Change in fair value of warrant and stock option derivative liabilities	–	–
Ending balance	$801,449	$801,449

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

Employment and Consulting Agreements:

On August 15, 2023, Chi Hua Lee is appointed to serve as the Chief Operating Officer of the Company.

Rental:

As a result of the COVID-19 pandemic, Company management and employees have been working remotely and accordingly, incurring no rental expense during the periods ended September 30, 2023, and 2022.

NOTE 10 – EQUITY

Common stock:

The Company has authorized 200,000,000 shares of $.001 par value common stock. As of September 30, 2023 and December 31, 2022, the Company had 50,467,414 and 49,766,164 shares, respectively, of common stock issued and outstanding.

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

During the year ended December 31, 2022, the Company received total proceeds of $1,420,000 for the sale of 1,420,000 common stock shares at $1.00 per share.

During the first three quarters of 2023, the Company issued 701,250 shares of common stock shares. No cash proceeds from the issuance.

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

During the nine months period ended September 30, 2023, 1,300 shares of Series D Preferred Stock were issued without cash consideration.

As of September 30, 2023, 999,999 shares of Series C Preferred stock and 17,994,351 shares of Series D Preferred remain unissued.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, the Company incurred a net loss and therefore has no tax liability.

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $16 million and $13 million at September 30, 2023 and December 31, 2022, respectively, which begin to expire in 2036. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs.

The significant components of deferred income tax assets at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carry-forward	$3,612,000	$3,612,000
Less: valuation allowance	(3,612,000)	(3,612,000)

Net deferred income tax asset	$–	$–

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. Details of transactions between the Company and related parties (other than those disclosed in Note 5 and Note 8) are disclosed below:

During the period ended September 30, 2023, the Company received funds, totaling $465,000, from Bear Face Capital LLC and Concorde Consulting Corp, the Company’s shareholders, to facilitate particular operating activities (2022: $241,000). These funds were classified as Other Payables as of September 30, 2023 due to their operational nature.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2023, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require adjustment to or disclosure in the financial statements.

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

Company History and Summary

HFactor, Inc., formerly known as Ficaar, Inc. (the “Company” or “HFactor” or “Ficaar”) was incorporated in July 2001 in the State of Georgia under the name OwnerTel, Inc. The name of the Company was changed to Ficaar, Inc. in December of 2007 and to HFactor, Inc. on September 2, 2022.

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

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

Results of Operations

	Three Months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$171,488	$272,329	$(100,841)	(37%	)
Gross profit	101,882	110,452	(8,570)	(8%	)
Operating expenses	(240,227)	(597,012)	356,785	60%
Other income (expense)	(12,564)	(138,436)	125,872	91%
Net loss	$(150,909)	$(624,996)	$474,087	76%

Net revenues for the three months ended September 30, 2023 were $171,488 as compared to $272,329 for the three months ended September 30, 2022 which resulted from intermittent manufacturing interruptions that occurred throughout the third quarter of 2023.

Gross profit for the three months ended September 30, 2023 was $101,882 as compared to $110,452 for the three months ended September 30, 2021. With the Company’s continued effort on improving its margin, its overall gross profit rate has improved from 41% in the three months ended September 30, 2022, to 59% in the current reporting period.

Total operating expenses were $240,227 for the three months ended September 30, 2023 compared to $597,012 for the three months ended September 30, 2022. The 60% decrease was primarily attributable to a reduction in expenses in line with the revenue decrease.

Other expenses were $(12,564) for the three months ended September 30, 2023 compared to $(138,436) for the three months ended September 30,2022. The $125,872 decrease was primarily related to the decline in related party debt obligations.

For the three months ended September 30, 2023, the Company reported a net loss of $150,909 as compared to a net loss of $624,996 for the three months ended September 30, 2022. The significant decline in net loss of $474,087 was attributable to reduction in manufacturing, marketing, payroll and compensation expenses. Last period’s expenses were slightly higher due to the one-off impact of the Merger.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

Results of Operations

	Nine Months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$964,910	$1,468,447	$(503,537)	(34%	)
Gross profit	543,902	764,175	(220,273)	(29%	)
Operating expenses	(1,369,388)	(2,340,024)	970,636	41%
Other income (expense)	662,259	(511,450)	1,173,709	(229%	)
Net loss	$(163,226)	$(2,087,299)	$1,924,072	(92%	)

Net revenues for the nine months ended September 30, 2023 were $964,910 as compared to $1,468,447 for the nine months ended September 30, 2022. The decrease is mainly due to intermittent manufacturing interruptions that occurred throughout the third quarter of 2023.

Gross profit for the nine months ended September 30, 2023 was $543,902, as compared to $764,175 for the nine months ended September 30,2022. With the Company’s continued effort on improving its margin, its overall gross profit rate has slightly improved from 52% in the nine months ended September 30, 2022, to 56% in the current reporting period.

Total operating expenses were $1,369,388 for the nine months ended September 30, 2023 compared to $2,340,024 for the nine months ended September 30, 2022. The 41% decrease was primarily attributable to the reduction in all major categories of expenses due to the aforementioned manufacturing interruptions.

Other income was $662,259 for the nine months ended September 30, 2023 compared to expense of $(511,450) for the nine months ended September 30,2022. The income was mainly attributable to the write-off of a salary payable balance of $720,000 during the first quarter of 2023

For the nine months ended September 30, 2023, the Company reported a net loss of $163,226 as compared to a net loss of $2,087,299 for the nine months ended September 30, 2022. The $1,924,072 decrease in net loss for the nine months ended September 30, 2023 mainly arose from significant reduction in marketing, payroll and compensation expenses.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $124,708 in cash to fund its operations. The Company reported working capital deficit of $4,786,697 as of September 30, 2023, represents the decline in working capital deficit by $474,246, compared to a working capital deficit of $5,260,943 as of December 31, 2022,

The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail some or all of its planned activities. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities should the Company be unable to continue as a going concern.

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

Operating Activities:

For the nine months ended September 30, 2023, net cash flow used by operating activities was $(8,010) compared to $(1,448,818) for the nine months ended September 30, 2022. The decline in negative operating cashflows was attributable to reduction in net loss, improvement of receipts from receivables, delay in payments to suppliers and receipts from related parties (classified in other payables).

Investing and Financing Activities:

Sale proceeds of two leased vehicles caused improvement in investing cashflows. Net cash flows provided by (used in) financing activities were reduced from $1,220,000 from sales of common stock shares in 2022 to $(58,195) in net payments from borrowings in 2023.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been related party loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $4,358,828 as of September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue absent raising sufficient capital to fund continued operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Transaction with Related Parties:

Related party loans.

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

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the three months September 30, 2023 had a material effect on our operations.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities for the three months ended September 30, 2023 other than those that have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None other than those disclosed in NOTE 4 and NOTE 5. The Company is currently pursuing discussions with the above note holders for their extension.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Filed	Incorporated by Reference
No.	Description	Herewith (*)	Filing Type	Date Filed
2.1			8-K	8/11/2022
3.1	Articles of Incorporation		10-12G	1/24/2018
3.2	Amendment to Articles of Incorporation		8-K	8/11/2022
3.3	Bylaws		10-12G	1/24/2018
3.4	Amendment to Articles of Incorporation		8-K	11/18/2022
4.1	Series C Preferred Stock Designation		8-K	8/11/2022
4.2	Series D Preferred Stock Designation		8-K	8/11/2022
10.01	Boot Capital Securities Purchase Agreement dated May 27, 2021		8-K	6/10/2022
10.02	Boot Capital Convertible Promissory Note dated May 27, 2021		8-K	6/10/2022
10.03	Boot Capital Warrant dated May 27, 2021		8-K	6/10/2022
10.04	Boot Capital Securities Purchase Agreement dated July 22, 2021		8-K	8/11/2022
10.05	Boot Capital Convertible Promissory Note dated July 22, 2021		8-K	8/11/2022
10.06	Boot Capital Warrant dated July 22, 2021		8-K	8/11/2022
10.07	Boot Capital Securities Purchase Agreement dated October 4, 2021		8-K	10/12/2022
10.08	Boot Capital Convertible Promissory Note dated October 4, 2021		8-K	10/12/2022
10.09	Boot Capital Warrant dated October 4, 2021		8-K	10/12/2022
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer	*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer	*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Principal Financial Officer	*
101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HFactor, Inc.
(Registrant)

November 14, 2023	By: /s/ Dawn Cames
Dawn Cames
Principal Executive Officer & Acting Principal Financial Officer

